Form 10-Q
APPAREL AMERICA INC
filed 1995-03-27
CIK 4319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended       January 31, 1995
                                --------------------------

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------     ----------------------

                         Commission File Number:  04954
                         ------------------------------


                              APPAREL AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   13-2648900
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

         1175 State Street
       New Haven, Connecticut                           06511
----------------------------------------     -----------------------------
(Address of principal executive offices)     (Zip Code)

                                (203) 777-5531
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                Not Applicable
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes  X     No
                                               ------    ------

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                       Yes  X     No
                                               ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.05 par value -- 7,389,553 shares as of March 13, 1995.

                                      INDEX

                                    FORM 10-Q


                              APPAREL AMERICA, INC.

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Balance Sheets -
            January 31, 1995 and July 31, 1994                           3 - 4

          Condensed Statements of Operations -
            Six Months Ended January 31, 1995 and 1994                     5

          Condensed Statements of Operations -
            Three Months Ended January 31, 1995 and 1994                   6

          Condensed Statements of Cash Flows -
            Six Months Ended January 31, 1995 and 1994                     7

          Condensed Statement of Stockholders'
            Deficit - Six Months Ended January 31, 1995 and 1994           8

          Notes to Condensed Financial Statements -
            January 31, 1995                                             9 - 11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         12 - 14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               15

Item 6.   Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

APPAREL AMERICA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)


ASSETS                                              January 31,  July 31,
                                                       1995        1994
                                                    -----------  --------
                                                    (Unaudited)   (Note)

CURRENT ASSETS:
  Cash and cash equivalents                               $80         $80
  Accounts receivable                                      63         220
  Due from factor - net                                    --       4,418
  Inventories - Note B                                 11,671       2,981
  Due from affiliates                                     290         310
  Prepaid expenses and other current assets               177         293
  Net assets of discontinued operations - Note C           --         334
                                                      -------     -------

                             TOTAL CURRENT ASSETS      12,281       8,636

PROPERTY AND EQUIPMENT -- at cost
  Machinery and equipment                               4,040       3,698
  Leasehold improvements                                2,392       2,262
                                                      -------     -------
                                                        6,432       5,960

  Less accumulated depreciation and amortization        4,922       4,751
                                                      -------     -------
                                                        1,510       1,209

INTANGIBLES AND OTHER ASSETS:
  Cost in excess of net assets acquired, less
   accumulated amortization of $959 and $878            4,726       4,807
  Other assets                                             10          12
                                                      -------     -------
                                                        4,736       4,819
                                                      -------     -------


                                                      $18,527     $14,664
                                                      -------     -------
                                                      -------     -------


NOTE: The balance sheet at July 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed financial statements

APPAREL AMERICA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)


LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 January 31,            July 31,
                                                                                        1995                   1994
                                                                                      -----------            --------
                                                                                      (Unaudited)             (Note)

CURRENT LIABILITIES:
  Accounts payable                                                                       $4,204                $843
  Due to factor -- net                                                                      822                  --
  Current portion of long-term debt -- Note D                                             1,394               1,315
  Current portion of deferred interest -- Note D                                            636                 702
  Other current liabilities and accrued expenses                                            701                 698
  Accrued compensation                                                                      414                 684
  Due to affiliates                                                                         486                 447
                                                                                        -------             -------

                        TOTAL CURRENT LIABILITIES                                         8,657               4,689

LONG-TERM DEBT, LESS CURRENT PORTION -- NOTE D                                            7,254               7,430

DEFERRED INTEREST --LONG TERM PORTION -- NOTE D                                           1,456               1,755

DIVIDENDS PAYABLE -- NOTE F                                                               2,025               1,755

SUBORDINATED NOTE PAYABLE -- NOTE E                                                       1,000               1,000

$9 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE F                                        5,693               5,583

STOCKHOLDERS' DEFICIT -- Notes D and F
  $12 Preferred Stock, Series E - par value $.05 per share (stated
    value $100 per share); authorized 300,000 shares; issued and
    outstanding 163,833 shares                                                           16,383              16,383
  $12 Preferred Stock, Series F - par value $.05 per share (stated
    value $100 per share); authorized 100,000 shares; issued and
    outstanding 70,221 shares                                                             7,022               7,022
  $10 Preferred Stock, Series G - par value $.05 per share (stated
    value $100 per share); authorized 200,000 shares; issued and
    outstanding 170,793 shares                                                           17,079              17,079
  Common stock, par value $.05 per share; authorized 15,000,000
    shares; issued 7,410,218 and 7,410,213                                                  371                 371
  Additional paid-in capital                                                             21,706              21,706
  Deficit                                                                               (42,158)            (42,148)
  Less:
    Treasury stock-at cost - 20,665 shares                                                 (129)               (129)
    Acquisition cost in excess of historical basis of net assets
      acquired from an affiliate                                                        (27,832)            (27,832)
                                                                                        -------             -------

                      TOTAL STOCKHOLDERS' DEFICIT                                        (7,558)             (7,548)
                                                                                        -------             -------
                                                                                        $18,527             $14,664
                                                                                        -------             -------
                                                                                        -------             -------



NOTE: The balance sheet at July 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)


                                                       Six Months Ended
                                                         January 31,
                                                    ---------------------
                                                       1995        1994
                                                    ---------------------

Net sales                                             $13,071     $10,982

Cost of goods sold                                      8,435       7,789
                                                    ---------   ---------
  Gross profit                                          4,636       3,193

Operating expenses
   Selling, design and promotion                        1,400       1,234
   Shipping and warehousing                               473         433
   General and administrative                           1,700       1,586
                                                    ---------   ---------
    Total operating expenses                            3,573       3,253
                                                    ---------   ---------

Operating income (loss)                                 1,063         (60)

Other non-operating charges:
  Interest and financing costs - net                      272         887
  Other expense -- Note G                                 412          --
                                                    ---------   ---------
                                                          684         887
                                                    ---------   ---------

Income (loss) before provision for income taxes
  and extraordinary item                                  379        (947)

Provision for income taxes                                 10          10
                                                    ---------   ---------

Net income (loss) before extraordinary item               369        (957)

Extraordinary income-Note E                                 -         266
                                                    ---------   ---------

Net income (loss)                                         369        (691)

Preferred stock dividends and accretion of
   redeemable preferred stock                             379         270
                                                    ---------   ---------

Net loss applicable to common stockholders               ($10)      ($961)
                                                    ---------   ---------
                                                    ---------   ---------

Loss per common share:
    Loss before extraordinary item                         --       (0.17)
    Income from extraordinary item                         --        0.04
                                                    ---------   ---------
Net loss per common share                                  --      ($0.13)
                                                    ---------   ---------
                                                    ---------   ---------

Average number of common shares outstanding         7,389,551   7,389,540
                                                    ---------   ---------
                                                    ---------   ---------



See note to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)


                                                      Three Months Ended
                                                         January 31,
                                                    ---------------------
                                                       1995        1994
                                                    ---------------------

Net sales                                             $10,904      $9,193

Cost of goods sold                                      6,872       6,107
                                                    ---------   ---------
  Gross profit                                          4,032       3,086

Operating expenses
   Selling, design and promotion                          869         762
   Shipping and warehousing                               271         262
   General and administrative                             904         856
                                                    ---------   ---------
    Total operating expenses                            2,044       1,880
                                                    ---------   ---------

Operating income                                        1,988       1,206

Other non-operating charges:
  Interest and financing costs - net                      228         480
                                                    ---------   ---------
                                                          228         480
                                                    ---------   ---------

Income before provision for income taxes
  and extraordinary item                                1,760         726

Provision for income taxes                                  5           5
                                                    ---------   ---------

Net income before extraordinary item                    1,755         721

Extraordinary income - Note E                              --         266
                                                    ---------   ---------

Net income                                               1755         987

Preferred stock dividends and accretion of
   redeemable preferred stock                             179         135
                                                    ---------   ---------

Net income applicable to common stockholders           $1,576        $852
                                                    ---------   ---------
                                                    ---------   ---------

Income per common share:
  Income before extraordinary item                      $0.21       $0.08
  Income from extraordinary item                           --        0.04
                                                    ---------   ---------
Net income per common share                             $0.21       $0.12
                                                    ---------   ---------
                                                    ---------   ---------

Average number of common shares outstanding         7,389,551   7,389,540
                                                    ---------   ---------
                                                    ---------   ---------



See note to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)


                                                       Six Months Ended
                                                         January 31,
                                                    ---------------------
                                                       1995        1994
                                                    ---------------------

OPERATING ACTIVITIES:

Net cash used in operating activities                 ($4,666)    ($4,077)
                                                    ---------   ---------
                                                    ---------   ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment             (472)        (79)
                                                    ---------   ---------

Net cash used in investing activities                    (472)        (79)
                                                    ---------   ---------

FINANCING ACTIVITIES:
  Increase in due from factor                           5,240       2,522
  Payments on long-term debt                             (514)         --
  Increase in long-term debt                              412          --
                                                    ---------   ---------

Net cash provided by financing activities               5,138       2,522
                                                    ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           --      (1,634)

Cash and cash equivalents, at beginning of period          80       1,651
                                                    ---------   ---------

Cash and cash equivalents, at end of period               $80         $17
                                                    ---------   ---------
                                                    ---------   ---------


See note to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

(in thousands, except share data)


                                                         Preferred                  Common
                                                       Stock Issued               Stock Issued    Additional
                                                    -----------------         -----------------    Paid-In
                                                     Shares    Amount            Shares   Amount    Capital      Deficit
                                                    --------  -------         ---------  -------    -------      -------

BALANCE, at August 1, 1994                          404,847   $40,484         7,410,213    $371     $21,706      ($42,148)

Fractional shares                                                                     5

Net income for the six months
  ended January 31, 1994                                                                                              369

Dividends and accretion of $9 Redeemable
  Preferred Stock                                                                                                    (379)

                                                    -------   -------         ---------    ----     -------      ---------

Balance, at January 31, 1995                        404,847   $40,484         7,410,218    $371     $21,706      ($42,158)
                                                    -------   -------         ---------    ----     -------      ---------
                                                    -------   -------         ---------    ----     -------      ---------



See notes to condensed financial statements.

APPAREL AMERICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 1995



NOTE A--BASIS OF PRESENTATION


The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

The operations of the Company's sole division, Robby Len Fashions, are significantly affected by seasonal influences. The results for the six month period ended January 31, 1995 are not necessarily indicative of the results that may be expected for a full fiscal year.



NOTE B--INVENTORIES


The components of inventory consist of the following:


                                        January 31,         July 31,
                                           1995               1994
                                        -----------         --------
                                             (000's omitted)

          Raw materials                 $  3,098            $  1,653
          Work in process                  2,877                 350
          Finished goods                   5,696                 978
                                        --------            --------
                                        $ 11,671            $  2,981
                                        --------            --------
                                        --------            --------

APPAREL AMERICA, INC.

January 31, 1995

NOTE C--DISCONTINUED OPERATIONS

In November 1992, the Company announced plans for the discontinuance of its Mayfair division. By January 31, 1993 the Company had ceased substantially all operations at its Mayfair design, showroom and manufacturing and distribution facilities. Net assets of the Mayfair discontinued operations as of July 31, 1994 consisted of property, plant and equipment. All Mayfair assets had been sold by October 31, 1994.

NOTE D--LONG TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:


                                             January 31,    July 31,
                                                1995          1994
                                             -----------    --------
                                                  (000's omitted)

     Term loan payable                       $  8,381       $   8,745
     Litigation settlement (see Note G)           267            ----
                                             --------       ---------
                                             $  8,648       $   8,745

     Less:  current portion                    (1,394)          (1,315)
                                             --------       ---------

                                             $  7,254       $   7,430
                                             --------       ---------
                                             --------       ---------


Effective July 31, 1994, the Company and its lenders entered into a Fifth Amended and Restated Credit Agreement which, among other things, extended the maturity dates of the loans, modified the payment terms and interest rates and reduced the outstanding principal amount of the debt by a total of $4,755,000.

Accounting for the amended agreement was based on Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the carrying amount of the debt was reduced to the equivalent of the total future cash payments (approximately $8,745,000 of principal and $2,457,000 of estimated future interest), resulting in the recognition of an extraordinary gain of $4,165,000 in the fourth quarter of fiscal year 1994. The estimated future interest of $2,457,000 is to be amortized against interest expense over the term of the credit agreement. For the six months ended January 31, 1995, amortization of deferred interest amounted to $365,000.

The amended agreement contains various covenants and limitations on a) the creation of new debt, b) the amortization of the subordinated debt (see Note E) and the redemption of the cumulative redeemable preferred stock (see Note F), c) the level of capital expenditures, and d) dividends and other restricted payments, as defined. The amended agreement also contains certain mandatory repayment provisions.

APPAREL AMERICA, INC.

January 31, 1995

NOTE D--LONG TERM DEBT AND CREDIT ARRANGEMENTS (continued)

The Company is party to a $15,000,000 factoring agreement whereby the Company assigns substantially all accounts receivable to the factor for advances up to 80% of unmatured accounts receivable and 35% of eligible inventories. The assignment is on a recourse basis, whereby the Company assumes all credit risk associated with the factored receivables. At January 31, 1995 the balance due to factor of $822,000 is net of $8,885,000 of unmatured accounts receivable subject to recourse. The factoring agreement may be terminated by the factor at any time upon sixty days' prior written notice. The Company may terminate the agreement as of January 1, 1996, or January 1 in any year thereafter, upon written notice sixty days prior to termination date.

NOTE E--SUBORDINATED NOTE

In May 1989, the Company issued to a related party a $1,000,000 subordinated promissory note which bore interest at a rate of 9% per annum, payable semi-annually, with an original maturity of December 31, 1993. In connection with one of the prior amendments to the credit agreement, the Company amended the subordinated note effective December 15, 1993. Under the terms of the amended subordinated note, a) the maturity was extended from December 31, 1993 to June 30, 1998, b) the interest rate was changed from 9% to 8% and c) accrued and unpaid interest of $266,250 was forgiven.The subordinated promissory note is subject to certain restricted prepayment covenants and is subordinate to payment in full of all senior debt.

NOTE F -- CUMULATIVE REDEEMABLE PREFERRED STOCK

The Company's $9 Cumulative Redeemable Preferred Series B Stock has a redemption value of $100 per share and is subject to mandatory semi-annual redemption requirements commencing on June 30, 1995, with a final redemption on December 31, 1997. Such redemptions are subject to certain restricted payment covenants of senior debt. The shares were issued at a discount which is being amortized over the redemption period. Dividends accrue on the Series B Preferred Stock at the rate of $540,000 per annum and are subject to certain restricted payment covenants of senior debt. At January 31, 1995, such accrued dividends amounted to $2,025,000.

NOTE G - OTHER EXPENSE

For the six months ended January 31, 1995, other expense of $412,000 is composed of expenses related to the settlement of certain litigation to which the Company was a party. Under the terms of the settlement, which involved a former executive of the discontinued Mayfair division, the Company made an initial payment of $150,000 in December 1994 and will be obligated to a) four payments of $50,000 each on June 30 and December 31 of 1995 and 1996 and b) a $50,000 payment on June 30, 1997 and a final payment of $60,000 on December 31, 1997. The payments, which total $460,000 in the aggregate, have been discounted to reflect their present value at January 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1995

Net sales increased by $2,089,000, or 19.0%, to $13,071,000 for the six months ended January 31, 1995 as compared to $10,982,000 for the six months ended January 31, 1994. The increase in sales is primarily attributable to an approximate 9% increase in unit volume coupled with an approximate 10% increase in unit selling prices.

Gross profit increased to 35.5% for the six months ended January 31, 1995 as compared to 29.1% for the six months ended January 31, 1994. This increase is primarily attributable to the increased absorption of manufacturing and operating overhead as a result of increased production requirements necessary to fulfill higher levels of sales orders and commitments as compared to the prior year period. Additionally, the increase in unit selling prices also contributed to the increase in gross profit.

Operating expenses increased by $320,000, or 9.8%, to $3,573,000 for the six months ended January 31, 1995 as compared to $3,253,000 for the six months ended January 31, 1994. Increases in certain variable selling, shipping and administrative expenses associated with increased sales volume were primarily responsible for the operating expense increase. In addition, certain inflationary increases in salaries, supplies and other operating overhead costs contributed to the increase in operating expenses. A reduction in outside consulting fees of approximately $125,000 partially offset the increases in operating expenses.

The above activities resulted in operating income of $1,063,000 for the six months ended January 31, 1995 as compared to an operating loss of $60,000 for the six months ended January 31, 1994.

Interest and financing costs declined by $615,000, or 69.3%, to $272,000 for the six months ended January 31, 1995 as compared to $887,000 for the prior year period. Primary factors contributing to this decrease were reduced term debt borrowing levels principally related to term debt forgiveness associated with the Fifth Amended and Restated Credit Agreement effective July 31, 1994 and the accounting for future estimated interest payments as of that date. An increase in working capital loan interest of approximately $100,000 (due to increased borrowing levels and increased interest rates compared to the prior year period) partially offset the decrease in interest expense.

Other expense of $412,000 is related to the settlement of certain litigation described in Note G to the condensed financial statements.

The aggregate effect of the above activities resulted in income before provision for income taxes and extraordinary item of $379,000 for the six months ended January 31, 1995 as compared to a loss before provision for income taxes and extraordinary item of $947,000 for the six months ended January 31, 1994.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - CONTINUED


THREE MONTHS ENDED JANUARY 31, 1995

Net sales for the three months ended January 31, 1995 increased by $1,711,000, or 18.6%, to $10,904,000 as compared to $9,193,000 for the three months ended January 31, 1994. The principal factors contributing to this increase were an approximate 10% increase in unit selling prices along with an approximate 8% increase in unit volume. The unit volume increase is related to the Robby Len division's "branded" sales as "private label" sales are relatively flat compared to the prior year period. This increase in "branded" sales is also reflected in the increase in unit selling prices as "branded" unit selling prices are significantly greater than "private label" unit selling prices.

Gross profit rose to 37.0% for the three months ended January 31, 1995 from 33.6% for the three months ended January 31, 1994. Manufacturing efficiencies coupled with increased absorption of manufacturing and operating overhead resulting from significantly increased production requirements (necessary to meet increased sales orders) were primarily responsible for the increase in gross profit. Increased unit selling prices for the period were also a contributing factor to the rise in gross profit.

Operating expense increased by $164,000, or 8.7% to $2,044,000 for the three months ended January 31, 1995 as compared to $1,880,000 for the prior year period. This increase is related primarily to certain variable selling, shipping and administrative expense increases associated with higher sales volume levels. Additionally, inflationary increases in certain operating salaries, supplies and other operating overhead expenses also contributed to the increase in operating expenses. A $55,000 reduction in outside consulting fees served to partially offset this increase.

The above activities resulted in an increase in operating income of $782,000, or 64.8%, to $1,988,000 for the three months ended January 31, 1995 as compared to $1,206,000 for the three months ended January 31, 1994.

For the three months ended January 31, 1995, interest and financing costs decreased by $252,000, or 52.5%, to $228,000 as compared to $480,000 for the prior year period. Reduced term indebtedness (principally related to debt forgiveness associated with the Fifth Amended and Restated Credit Agreement effective July 31, 1994) and the accounting for future interest payments on such term debt were primary factors contributing to this decrease. Partially offsetting this decrease was an approximate $100,000 increase in working capital loan interest. This increase was due primarily to increased interest rates as well as increased borrowing levels necessary to finance additional inventory requirements related to sales increases.

The aggregate of the above activities resulted in income before provision for income taxes and extraordinary item of $1,760,000 for the three months ended January 31, 1995. This represented an increase of $1,034,000, or 142.4%, as compared to income before provision for income taxes and extraordinary item of $726,000 for the three months ended January 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.42 to 1.00 at January 31, 1995 as compared to 1.84 to 1.00 at July 31, 1994. Working capital decreased by $323,000 to $3,624,000 at January 31, 1995 as compared to $3,947,000 at July 31, 1994. This decrease in working capital is primarily attributable to the reduction of long-term debt from proceeds related to the sale of the Company's Hamburg, PA facility (from its discontinued Mayfair division)

The Company's working capital requirements are affected significantly by the highly seasonal nature of Robby Len Fashions, its sole operating division. As a leading manufacturer of women's swimwear, Robby Len builds inventory during the first five months of the fiscal year (August - December) in order to meet its shipping requirements in January through June (approximately 80% of annual sales are shipped in this time period). The $8,690,000 increase in inventory, $5,240,000 increase in the due to factor balance, and $3,364,000 increase in accounts payable and accrued expenses for the six months ended January 31, 1995 are attributable to the seasonality of the business. The $4,666,000 of net cash used in operating activities for the six months ended January 31, 1995 is primarily reflected in the increases in inventory, due to factor and accounts payable and accrued expenses.

The Company's investing activities consist primarily of purchases of machinery and equipment. During the six months ended January 31, 1995, the Company purchased computerized fabric cutting equipment at a cost of approximately $300,000, which was financed primarily through a loan from the Company's factor. The remaining $172,000 of capital expenditures for the period (primarily related to leasehold improvements necessary for the installation of the computer cutting equipment) were financed by internally generated funds. The Company expects to finance its remaining capital expenditures in the next twelve months through internally generated funds or short-term borrowings.

The Company's primary ongoing cash needs are for working capital requirements, capital expenditures and term debt amortization. The two present sources for the Company's liquidity needs are internally generated funds and short-term borrowing available under its factoring agreement (see Note D to the condensed financial statements). Through this agreement, the Company finances its inventory and receivables build-up during the first five months of the fiscal year and repays these borrowings over the remainder of the fiscal year. The outstanding loan advance balance under the factor agreement at January 31, 1995 was $9,707,000. The balance due to factor net of assigned accounts receivables was $822,000 at January 31, 1995.

As discussed in Note D to the condensed financial statements, the Company entered into a Fifth Amended and Restated Credit Agreement effective July 31, 1994. Among other things, the amended agreement extended the maturity of the loans from 1998 to 2001, modified interest rates and payment terms and discharged approximately $4,755,000 of the outstanding principal balance. The amended agreement has enhanced the capital structure of the Company and has resulted in a significant reduction in the service of the Company's term debt and related interest obligations.

Management believes that the current financial resources available to the Company (short-term borrowing under the factor agreement and funds from operations) are expected to be adequate to meet its foreseeable liquidity requirements, including scheduled repayments of term indebtedness, in the next twelve months.

PART II. - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS


The Company was a party to certain litigation to which a settlement was reached in December 1994. For further information relating to this settlement refer to Note G to the condensed financial statements.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits -- none

          b)   Reports on Form 8-K -- none

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             Apparel America, Inc.
                                        --------------------------------------
                                                  Registrant







Date    March 16, 1995                  /s/ Frederick M. D'Amato
     --------------------               --------------------------------------
                                        Frederick M. D'Amato, Vice President -
                                        Finance, both on behalf of the
                                        Registrant and as its Principal
                                        Financial Officer