Form 10-Q/A
period 1995-01-31
APPAREL AMERICA INC
filed 1995-05-01
CIK 4319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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
                         ------------------------------


                              APPAREL AMERICA, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   13-2648900
- -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

         1175 State Street
       New Haven, Connecticut                           06511
- ----------------------------------------     -----------------------------
(Address of principal executive offices)     (Zip Code)

                                (203) 777-5531
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                Not Applicable
- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.




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