Form 10-Q
period 1995-04-30
APPAREL AMERICA INC
filed 1995-06-13
CIK 4319

                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          April 30, 1995
                              ----------------------------------------------
                                 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________


                    COMMISSION FILE NUMBER: 04954


                         APPAREL AMERICA, INC.
- -------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Delaware                                       13-2648900
- -------------------------------------      ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         1175 State Street
        New Haven, Connecticut                                06511
- -----------------------------------------    -----------------------------------
(Address of principal executive offices)     (Zip Code)


                            (203) 777-5531
- --------------------------------------------------------------------------------
            Registrant's telephone number, including area code

                            Not Applicable
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        Yes  X   No
                                                               ---   ---

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                     Yes  X   No
                                                               ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.05 par value -- 7,389,554 shares as of June 9, 1995.

                             INDEX
                             -----

                           FORM 10-Q

                      APPAREL AMERICA, INC.


PART I.  FINANCIAL INFORMATION                                                        PAGE NO.
- ------------------------------                                                        --------


Item 1.           Financial Statements (Unaudited)

                  Condensed Balance Sheets -
                   April 30, 1995 and July 31, 1994                                     3 - 4

                  Condensed Statements of Income -
                   Nine Months Ended April 30, 1995 and 1994                              5

                  Condensed Statements of Income -
                   Three Months Ended April 30, 1995 and 1994                             6

                  Condensed Statements of Cash Flows -
                   Nine Months Ended April 30, 1995 and 1994                              7

                 Condensed Statement of Stockholders'
                  Deficit - Nine Months Ended April 30, 1995                              8

                 Notes to Condensed Financial Statements -
                  April 30, 1995                                                        9 - 11


Item 2.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                 12 - 15

PART II.  OTHER INFORMATION
- ---------------------------

Item 1.          Legal Proceedings                                                       16

Item 6.          Exhibits and Reports on Form 8-K                                        16

SIGNATURES
- ----------                                                                               17


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

APPAREL AMERICA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS                                                      April 30,             July 31,
                                                               1995                  1994
                                                          -----------------    -----------------
                                                            (Unaudited)             (Note)
CURRENT ASSETS:
 Cash and cash equivalents                                $    22                 $   80
 Accounts receivable                                          230                    220
 Due from factor - net                                      2,507                  4,418
 Inventories - Note B                                       9,003                  2,981
 Due from affiliates                                          273                    310
 Prepaid expenses and other current assets                     59                    293
 Net assets of discontinued operations - Note C                --                    334
                                                            -------               -------
                         TOTAL CURRENT ASSETS               12,094                  8,636

PROPERTY AND EQUIPMENT -- at cost
 Machinery and equipment                                     4,273                  3,698
 Leasehold improvements                                      2,406                  2,262
                                                            -------                -------
                                                             6,679                  5,960

 Less accumulated depreciation and amortization              5,024                  4,751
                                                            -------                -------
                                                             1,655                  1,209

INTANGIBLES AND OTHER ASSETS:
 Cost in excess of net assets acquired, less accumulated
  amortization of $998 and $878                              4,687                  4,807
 Other assets                                                   10                     12
                                                            -------                -------
                                                             4,697                  4,819
                                                            -------                -------
                                                           $18,446                $14,664
                                                            =======                =======

NOTE:  The balance sheet at July 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed financial statements


APPAREL AMERICA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' DEFICIT                                            April 30,             July 31,
                                                                                   1995                  1994
                                                                             -----------------     -----------------
                                                                                (Unaudited)             (Note)
CURRENT LIABILITIES:
 Accounts payable                                                                  $2,732                 $843
 Current portion of long-term debt -- Note D                                        1,449                1,315
 Current portion of deferred interest -- Note D                                       604                  702
 Other current liabilities and accrued expenses                                       797                  698
 Accrued compensation                                                                 904                  684
 Due to affiliates                                                                    506                  447
                                                                              -----------------    -----------------

                                  TOTAL CURRENT LIABILITIES                         6,992                4,689

LONG-TERM DEBT, LESS CURRENT PORTION -- NOTE D                                      6,823                7,430

DEFERRED INTEREST -- LONG TERM PORTION -- NOTE D                                    1,313                1,755

DIVIDENDS PAYABLE -- NOTE F                                                         2,160                1,755

SUBORDINATED NOTE PAYABLE -- NOTE E                                                 1,000                1,000

$9 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE F                                  5,738                5,583

STOCKHOLDERS' DEFICIT -- Notes D and F
 $12 Preferred  Stock,  Series E - par value $.05 per share  (stated value $100 per share); authorized 300,000 shares; issued and
 outstanding 163,833 shares                                                        16,383               16,383

 $12 Preferred Stock, Series F - par value $.05 per share (stated
 value $100 per share); authorized 100,000 shares; issued and
 outstanding 70,221 shares                                                          7,022                7,022

 $10 Preferred Stock, Series G - par value $.05 per share (stated
 value $100 per share); authorized 200,000 shares; issued and
 outstanding 170,793 shares                                                        17,079               17,079

 Common stock, par value $.05 per share; authorized 15,000,000
 shares; issued 7,410,218 and 7,410,213                                               371                  371

 Additional paid-in capital                                                        21,706               21,706

 Deficit                                                                          (40,180)             (42,148)

 Less:

  Treasury stock-at cost - 20,665 shares                                             (129)                (129)
  Acquisition cost in excess of historical basis of net assets
  acquired from an affiliate                                                      (27,832)             (27,832)

                                                                            -----------------    -----------------

                           TOTAL STOCKHOLDERS' DEFICIT                             (5,580)              (7,548)
                                                                            -----------------    -----------------
                                                                                  $18,446              $14,664
                                                                            =================    =================

NOTE:  The balance sheet at July 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.


APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share data)


                                                       Nine Months Ended
                                                           April 30,
                                              --------------------------------------
                                                    1995                 1994
                                              --------------------------------------

Net sales                                         $30,038              $26,123


Cost of goods sold                                 20,565               18,185
                                               -----------------    -----------------

Gross profit                                        9,473                7,938

Operating expenses
 Selling, design and promotion                      2,448                2,113
 Shipping and warehousing                             792                  692
 General and administrative                         2,697                2,573
                                              -----------------    -----------------

  Total operating expenses                          5,937                5,378

                                              -----------------    -----------------

Operating income                                    3,536                2,560


Other non-operating charges:
 Interest and financing costs - net                   582                1,311
 Other expense -- Note G                              412                   --

                                             -----------------     -----------------
                                                      994                1,311
                                             -----------------     -----------------

Income before provision for income taxes
 and extraordinary item                             2,542                1,249

Provision for income taxes                             15                   15
                                             -----------------     -----------------

Net income before extraordinary item                2,527                1,234

Extraordinary income-Note E                             -                  266
                                             -----------------     -----------------

Net income                                           2527                1,500

Preferred stock dividends and accretion of
 redeemable preferred stock                           559                  405
                                             -----------------     -----------------

Net income applicable to common stockholders       $1,968               $1,095
                                             =================     =================

Income per common share:
 Income before extraordinary item                   $0.27                $0.11
 Income from extraordinary item                        --                 0.04
                                             -----------------     -----------------

Net income per common share                         $0.27                $0.15
                                             =================     =================

Average number of common shares outstanding     7,389,552            7,389,541
                                             =================    =================

See notes to condensed financial statements.


APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share data)


                                                            Three Months Ended
                                                                 April 30,
                                                  --------------------------------------
                                                       1995                 1994
                                                  --------------------------------------

Net sales                                              $16,967              $15,141

Cost of goods sold                                      12,130               10,396
                                               -----------------    -----------------
 Gross profit                                            4,837                4,745

Operating expenses
 Selling, design and promotion                           1,048                  879
 Shipping and warehousing                                  319                  259
 General and administrative                                997                  987
                                               -----------------    -----------------
  Total operating expenses                               2,364                2,125
                                               -----------------    -----------------

Operating income                                         2,473                2,620

Other non-operating charges:
Interest and financing costs - net                         310                  424
                                               -----------------    -----------------
                                                           310                  424
                                               -----------------    -----------------
Income before provision for income taxes                 2,163                2,196

Provision for income taxes                                   5                    5
                                               -----------------    -----------------

Net income                                               2,158                2,191

Preferred stock dividends and accretion of
 redeemable preferred stock                                180                  135
                                               -----------------    -----------------

Net income applicable to common stockholders            $1,978               $2,056
                                               =================    =================
Net income per common share                              $0.27                $0.28
                                               =================    =================

Average number of common shares outstanding          7,389,553            7,389,542
                                               =================    =================


See notes to condensed financial statements.

                                       6

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                                 Nine Months Ended
                                                                     April 30,
                                                          ------------------------------------
                                                                 1995                 1994
                                                          ------------------------------------
OPERATING ACTIVITIES:

Net cash provided by (used in) operating activities                 ($766)                $771
                                                         -----------------    -----------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment                           (719)                (115)
                                                         -----------------    -----------------
Net cash used in investing activities                                (719)                (115)
                                                         -----------------    -----------------
FINANCING ACTIVITIES:
Increase (decrease) in due from factor                              1,911               (1,768)
Payments on long-term debt                                         (1,040)                (400)
Increase in long-term debt                                            556                   --
                                                         -----------------    -----------------
Net cash provided by (used in) financing activities                 1,427               (2,168)
                                                         -----------------    -----------------
DECREASE IN CASH AND CASH EQUIVALENTS                                 (58)              (1,512)
Cash and cash equivalents, at beginning of period                      80                1,651
                                                         -----------------    -----------------
Cash and cash equivalents, at end of period                           $22                 $139
                                                         =================    =================

See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

(in thousands, except share data)

                                                  Preferred                      Common
                                                    Stock                         Stock
                                                   Issued                        Issued                 Additional
                                         ---------------------------   ----------------------------      Paid-In
                                             Shares        Amount          Shares         Amount          Capital        Deficit
                                         ------------- -------------   --------------  ------------    ------------   ------------
BALANCE, at August 1, 1994                   404,847       $40,484        7,410,213          $371         $21,706      ($42,148)
Fractional shares                                                                 5
Net income for the nine months
   ended April 30, 1995                                                                                                   2,527
Dividends and accretion of $9 Redeemable
   Preferred Stock                                                                                                         (559)
                                         ------------- -------------   --------------  ------------    ------------   ------------
Balance, at April 30, 1995                   404,847       $40,484        7,410,218          $371         $21,706       ($40,180)
                                         ============= =============   ==============  ============    ============   ============

See notes to condensed financial statements.

APPAREL AMERICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 1995


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

The operations of the Company's sole division, Robby Len Fashions, are significantly affected by seasonal influences. The results for the nine month period ended April 30, 1995 are not necessarily indicative of the results that may be expected for a full fiscal year.


NOTE B--INVENTORIES


The components of inventory consist of the following:

                                                                        April 30,               July 31,
                                                                          1995                     1994
                                                                       -----------             ----------
                                                                                 (000's omitted)

                  Raw materials                                        $  2,675               $  1,653
                  Work in process                                         2,069                    350
                  Finished goods                                          4,259                    978
                                                                       ----------             ---------
                                                                        $ 9,003               $  2,981
                                                                       ==========             =========

                                       9

APPAREL AMERICA, INC.

APRIL 30, 1995


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


NOTE D--LONG TERM DEBT AND CREDIT ARRANGEMENTS


Long-term debt consists of the following:

                                                                         April 30,               July 31,
                                                                          1995                     1994
                                                                       -----------             ----------
                                                                                 (000's omitted)

                  Term loan payable                                   $ 7,855                   $   8,745
                  Litigation settlement (see Note G)                      273                         ---
                  Equipment loan payable                              $   144                         ---
                                                                      --------                  ---------
                                                                      $ 8,272                   $   8,745
                  Less:  current portion                               (1,449)                     (1,315)
                                                                      ---------                 ---------

                                                                      $ 6,823                   $   7,430
                                                                      ========                  =========


Effective July 31, 1994, the Company and its lenders entered into a Fifth Amended and Restated Credit Agreement which, among other things, extended the maturity dates of the loans, modified the payment terms and interest rates and reduced the outstanding principal amount of the debt by a total of $4,755,000.

Accounting for the amended agreement was based on Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the carrying amount of the debt was reduced to the equivalent of the total future cash payments (approximately $8,745,000 of principal and $2,457,000 of estimated future interest), resulting in the recognition of an extraordinary gain of $4,165,000 in the fourth quarter of fiscal year 1994. The estimated future interest of $2,457,000 is to be amortized against interest expense over the term of the credit agreement. For the nine months ended April 30, 1995, amortization of deferred interest amounted to $540,000.

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

In April 1995, the Company purchased certain computerized pattern and marker making equipment for approximately $193,000. The Company obtained financing for $144,000 of such purchase price. Under the terms of the financing, the Company is to make equal principal payments of $4,000 per month for a three year period and will pay interest equal to the prime rate plus 2% on the unpaid principal balance.

APPAREL AMERICA, INC.

APRIL 30, 1995


NOTE D--LONG TERM DEBT AND CREDIT ARRANGEMENTS (CONTINUED)


The Company is party to a $15,000,000 factoring agreement whereby the Company assigns substantially all accounts receivable to the factor for advances up to 80% of unmatured accounts receivable and 35% of eligible inventories. The assignment is on a recourse basis, whereby the Company assumes all credit risk associated with the factored receivables. At April 30, 1995 the balance due from factor of $2,507,000 is net of $9,538,000 of loan advances. The factoring agreement may be terminated by the factor at any time upon sixty days' prior written notice. The Company may terminate the agreement as of January 1, 1996, or January 1 in any year thereafter, upon written notice sixty days prior to termination date.


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


NOTE F -- CUMULATIVE REDEEMABLE PREFERRED STOCK


The Company's $9 Cumulative Redeemable Preferred Series B Stock has a redemption value of $100 per share and is subject to mandatory semi-annual redemption requirements commencing on June 30, 1995, with a final redemption on December 31, 1997. Such redemptions are subject to certain restricted payment covenants of senior debt. The shares were issued at a discount which is being amortized over the redemption period. Dividends accrue on the Series B Preferred Stock at the rate of $540,000 per annum and are subject to certain restricted payment covenants of senior debt. At April 30, 1995, such accrued dividends amounted to $2,160,000.


NOTE G - OTHER EXPENSE


For the nine months ended April 30, 1995, other expense of $412,000 is composed of expenses related to the settlement of certain litigation to which the Company was a party. Under the terms of the $460,000 settlement, which involved a former executive of the discontinued Mayfair division, the Company made an initial payment of $150,000 in December 1994 and will be obligated to a) four payments of $50,000 each on June 30 and December 31 of 1995 and 1996 and b) a $50,000 payment on June 30, 1997 and a final payment of $60,000 on December 31, 1997. The remaining installment payments, which total $310,000 in the aggregate, have been discounted to reflect their present value at April 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 1995

Net sales increased by $3,915,000, or 15.0%, to $30,038,000 for the nine months ended April 30, 1995 as compared to $26,123,000 for the nine months ended April 30, 1994. The increase in sales is primarily attributable to an approximate 11% increase in unit volume coupled with an approximate 4% increase in unit selling prices. The increase is principally related to the introduction of two new swimwear product lines: 1) the "Sand Dollar" cover - up and beachwear line and
2) the "Lenee" line, which is sold to national and regional discount chains.

Gross profit increased to 31.5% for the nine months ended April 30, 1995 as compared to 30.4% for the nine months ended April 30, 1994. This increase is primarily attributable to the increased absorption of manufacturing and operating overhead as a result of increased production requirements necessary to fulfill higher levels of sales orders and commitments as compared to the prior year period. Additionally, the increase in unit selling prices also contributed to the increase in gross profit. This increase was partially offset, however, by a change in product mix relating to increases associated with the "Sand Dollar" and "Lenee" product lines, both of which are sold at lower gross profit margins than Robby Len "branded" swimwear.

Operating expenses increased by $559,000, or 10.4%, to $5,937,000 for the nine months ended April 30, 1995 as compared to $5,378,000 for the nine months ended April 30, 1994. Increases in certain variable selling, shipping and administrative expenses associated with increased sales volume were primarily responsible for the operating expense increase. In addition, certain inflationary increases in salaries, supplies and other operating overhead costs contributed to the increase in operating expenses. A reduction in outside consulting fees of approximately $140,000 partially offset the increases in operating expenses.

The above activities resulted in an increase in operating income of $976,000, or 38.1%, to $3,536,000 for the nine months ended April 30, 1995 as compared to $2,560,000 for the nine months ended April 30, 1994.

Interest and financing costs declined by $729,000, or 55.6%, to $582,000 for the nine months ended April 30, 1995 as compared to $1,311,000 for the prior year period. Primary factors contributing to this decrease were reduced term debt borrowing levels principally related to term debt forgiveness associated with the Fifth Amended and Restated Credit Agreement effective July 31, 1994 and the accounting for future estimated interest payments as of that date. An increase in working capital loan interest of approximately $200,000 (due to increased borrowing levels and increased interest rates compared to the prior year period) partially offset the decrease in interest expense.

Other expense of $412,000 is related to the settlement of certain litigation described in Note G to the condensed financial statements.

The aggregate effect of the above activities resulted in an increase in income before provision for income taxes and extraordinary item of $1,293,000, or 103.5%, to $2,542,000 for the nine months ended April 30, 1995 as compared to income before provision for income taxes and extraordinary item of $1,249,000 for the nine months ended April 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


THREE MONTHS ENDED APRIL 30, 1995

Net sales for the three months ended April 30, 1995 increased by $1,826,000, or 12.1%, to $16,967,000 as compared to $15,141,000 for the three months ended April 30, 1994. An increase in unit volume of approximately 15% was partially affected by a decrease in unit selling prices of approximately 3%. The unit volume increase is principally attributable to the introduction of the "Sand Dollar" beachwear and "Lenee" discount chain product lines. The decrease in unit selling prices is also primarily related to the increased sales of the "Sand Dollar" and "Lenee" product lines as these products are sold at lower price points than Robby Len "branded" swimwear.

Gross profit declined to 28.5% for the three months ended April 30, 1995 from 31.3% for the three months ended April 30, 1994. The primary factor contributing to this decline is a change in product mix related to increased sales in the "Sand Dollar" and "Lenee" divisions. These product areas carry lower selling prices and reduced gross profit margins than traditional Robby Len "branded" swimwear.

Operating expense increased by $239,000, or 11.2%, to $2,364,000 for the three months ended April 30, 1995 as compared to $2,125,000 for the prior year period. This increase is related primarily to certain variable selling, shipping and administrative expense increases associated with higher sales volume levels. Additionally, inflationary increases in certain operating salaries, supplies and other operating overhead expenses also contributed to the increase in operating expenses.

The above activities resulted in a decline in operating income of $147,000, or 5.6%, to $2,473,000 for the three months ended April 30, 1995 as compared to $2,620,000 for the three months ended April 30, 1994.

For the three months ended April 30, 1995, interest and financing costs decreased by $114,000, or 26.9%, to $310,000 as compared to $424,000 for the prior year period. Reduced term indebtedness (principally related to debt forgiveness associated with the Fifth Amended and Restated Credit Agreement effective July 31, 1994) and the accounting for future interest payments on such term debt were primary factors contributing to this decrease. Partially offsetting this decrease was an approximate $100,000 increase in working capital loan interest. This increase was due primarily to increased interest rates as well as increased borrowing levels necessary to finance additional inventory requirements related to sales increases.

The aggregate of the above activities resulted in income before provision for income taxes and extraordinary item of $2,163,000 for the three months ended April 30, 1995. This represented a decline of $33,000, or 1.5%, as compared to income before provision for income taxes and extraordinary item of $2,196,000 for the three months ended April 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.73 to 1.00 at April 30, 1995 as compared to 1.84 to 1.00 at July 31, 1994. Working capital increased by $1,155,000 to $5,102,000 at April 30, 1995 as compared to $3,947,000 at July 31,
1994. This increase in working capital is primarily attributable to the net income for the period which was partially offset by the reduction of long-term debt from proceeds related to the sale of the Company's Hamburg, PA facility (from its discontinued Mayfair division).

The Company's working capital requirements are affected significantly by the highly seasonal nature of Robby Len Fashions, its sole operating division. As a leading manufacturer of women's swimwear, Robby Len builds inventory during the first five months of the fiscal year (August - December) in order to meet its shipping requirements in January through June (approximately 80% of annual sales are shipped in this time period). The $6,022,000 increase in inventory, $1,911,000 reduction in the due from factor balance, and $1,889,000 increase in accounts payable and accrued expenses for the nine months ended April 30, 1995 are attributable to the seasonality of the business. The $766,000 of net cash used in operating activities for the nine months ended April 30, 1995 is primarily reflected in the changes in inventory, due from factor and accounts payable and accrued expenses.

The Company's investing activities consist primarily of purchases of machinery and equipment. During the nine months ended April 30, 1995, the Company purchased computerized fabric cutting equipment at a cost of approximately $300,000, which was financed primarily through a loan from the Company's factor, as well as approximately $193,000 of computerized pattern making and grading equipment. This equipment was financed by the wife of the Chairman of the Board and Chief Executive Officer of the Company on terms and conditions similar to the equipment financed by the Company's factor. See Note D to the condensed financial statements for further information on this equipment financing. The remaining $226,000 of capital expenditures for the period (primarily related to leasehold improvements necessary for the installation of the computer cutting equipment) were financed by internally generated funds.
The Company expects to finance its remaining capital expenditures in the next twelve months through internally generated funds or short-term borrowings.

The Company's primary ongoing cash needs are for working capital requirements, capital expenditures and term debt amortization. The two present sources for the Company's liquidity needs are internally generated funds and short-term borrowing available under its factoring agreement (see Note D to the condensed financial statements). Through this agreement, the Company finances its inventory and receivables build-up during the first five months of the fiscal year and repays these borrowings over the remainder of the fiscal year. The outstanding loan advance balance under the factor agreement at April 30, 1995 was $9,538,000. The balance due from factor net of loan advances was $2,507,000 at April 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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



                                       APPAREL AMERICA, INC.
                                 ------------------------------
                                             Registrant




Date   JUNE 13, 1995             /S/ FREDERICK M. D'AMATO
     -----------------           ----------------------------------------
                                 Frederick M. D'Amato, Vice President - Finance,
                                 both on behalf of the Registrant and as its
                                 Principal Financial Officer