Form 10-K
period 1995-07-31
APPAREL AMERICA INC
filed 1995-10-30
CIK 4319

                                    FORM 10-K


                     ---------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------
(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED JULY 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



COMMISSION FILE NUMBER 0-4954

                              APPAREL AMERICA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                    13-2648900
     (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)

          1175 STATE STREET, NEW HAVEN, CONNECTICUT    06511
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 203-777-5531

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.05 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

          INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X     NO

          INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO RULE 405 OF REGULATION S-K IS NOT CONTAINED HEREIN , AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

          STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.


          COMMON STOCK, $.05 PAR VALUE PER SHARE , AS OF SEPTEMBER 19, 1995 - $2,472,976

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
YES        NO


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                   7,689,559 SHARES OF COMMON STOCK, PAR VALUE
                     $.05 PER SHARE, AS OF OCTOBER 19, 1995


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION

          Apparel America, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on June 14, 1968. The Company designs, manufactures and distributes women's swimwear. The Company's products are substantially all manufactured domestically and are distributed principally within the United States through its Robby Len Division.

SALES AND MARKETING; COMPETITION

     The Robby Len Division competes in the misses' swimwear market segment, which caters to women over 18 years of age. This market segment accounts for approximately $530 million of retail sales, or approximately 41% of the total $1.3 billion retail women's swimwear industry. Robby Len is the second largest misses' swimwear brand and has a market share of approximately 12%. The top ten competitors in the women's swimwear market, all of which, except for Robby
Len, are privately owned or are subsidiaries of larger companies, account for an estimated 73% of such sales. The Company believes that the Robby Len Division, which has competed well in the misses' swimwear market for almost 50 years, offers a high quality product at a reasonable price.

     The Robby Len Division has sales to one major customer (sales in excess of 10% of total sales). Shipments to Sears Roebuck & Co. were approximately $5,301,000 (13%) for the year ended July 31, 1995, $4,620,000 (13%) for the year ended July 31, 1994, $3,290,000 (16%) for the six months ended July 31, 1993, $5,448,000 (24%) for the six months ended July 31, 1992 and $8,218,000 (23%) for the year ended January 31, 1993.

MANUFACTURING AND DISTRIBUTION

     The Robby Len Division's business is highly seasonal, with peak manufacturing levels occurring from October through May. Accordingly, the largest volume of shipments, representing approximately 81% of its sales, occur from January through June. All swimwear is cut and sewn in Robby Len's in-house manufacturing facilities in New Haven, Connecticut and Hartford, Connecticut or on a contract basis to the Company's specifications at other outside facilities. Approximately 94% of the fabric cutting and 53% of the sewing is done at the Company's in-house facilities with the balance produced at outside contractors. All finished garments are shipped to customers from the Company's New Haven, Connecticut manufacturing and distribution facility. The Company believes that the use of this combination of manufacturing facilities enhances the Robby Len Division's manufacturing flexibility, minimizes quality control problems and insures a relatively low break-even point.


     The return policy of the Robby Len Division is that a return authorization must be issued to a customer before merchandise will be accepted at its facility. Returns have historically averaged between 3.5% and 4.0% of net sales.


EMPLOYEES

     During its peak periods during the year ended July 31, 1995, the Robby Len Division employed approximately 381 employees, including 49 managerial, sales and clerical employees and 322 employees engaged in the Robby Len Division's manufacturing operations. Approximately 272 of the Robby Len Division's employees are covered by a collective bargaining agreement with the International Ladies Garment Workers Union (the "ILGWU") and the Company believes that its employee relations are satisfactory. The current agreement with the ILGWU remains in force through May 1997.

          During the slower manufacturing periods of June through August, the Robby Len Division employed approximately 151 employees, including 46 managerial, sales and clerical employees and 105 employees engaged in the Robby Len Division's manufacturing operations, approximately 68 of whom are covered by the collective bargaining agreement with the ILGWU.


PATENTS, TRADEMARKS AND TRADENAMES

     The Company uses a number of trademarks in connection with the business of the Robby Len Division, including "Robby Len," "Louisa Brooks," "Tall Talk," "Shape-Lee," "Cabana," "Waverly," "Longsuit," "Longlines,", "Waterlines," "Aquacize" and "Benefit System," each of which is a registered trademark in the United States for use on women's, misses' and girl's swimwear. In August 1995 the Company acquired the trademarks "Roxanne," "Harbour Casual" and the tradename "Coco Reef." See "Recent Transactions" below.

RAW MATERIALS

     The principal raw materials used by the Company in connection with the operations of the Robby Len Division are synthetic fabrics, substantially all of which are a blend of 85% nylon and 15% spandex, commonly referred to as "elastic fabric". The Robby Len Division purchases its fabric from major domestic producers, including Milliken and Company, Darlington Fabrics, Guilford Mills, and H. Warshow and Sons. The Company expects sufficient supplies of fabric and other raw material to be available to meet the demands of the Robby Len Division in the foreseeable future. The Company is generally able to purchase its fabric under normal trade credit terms of sixty
(60) days.

BACKLOG

     At July 31, 1995 and 1994, the Robby Len Division's backlog of unshipped customer orders was approximately $463,000 and $168,000, respectively. Substantially all of the backlog of unshipped orders at July 31, 1995 was filled by October 20, 1995.

RECENT TRANSACTIONS

     On November 16, 1992, the Company announced plans for the discontinuance of its Mayfair Division. The Mayfair Division designed, manufactured and distributed juniors, misses' and children's specialty apparel, including sportswear imprinted with proprietary and licensed characters and logos. The Company subsequently ceased operations at its Mayfair design and showroom facilities, as well as its manufacturing and warehousing locations. Certain assets (consisting primarily of inventory, property and equipment) were sold, including the licensing of the Mayfair name and certain proprietary labels to a company affiliated with Steven Chernick, the former president of the Mayfair Division. The discontinuance was the result of increased manufacturing costs amid a highly competitive retail environment. The primary operations of the Company now consists of the Robby Len swimwear business.

     In December 1994, the Company settled a litigation which had been brought against it by a former executive of the Company's discontinued Mayfair Division. Under the terms of the settlement the Company agreed to pay the former executive a total of $460,000 in installments over a three year period.

     In fiscal 1995, the Company entered into agreements providing for the exchange of 25,000 shares of its $9.00 Cumulative Preferred Series B Stock and accrued dividends thereon for 11,650 shares of the Company's $8.50 Cumulative Preferred Series H Stock ("Series H Preferred Stock") plus consideration of $85,000. The Series H Preferred Stock has a redemption value of $100 per share and is subject to mandatory redemption requirements commencing on May 1, 1996, with a final redemption on May 1, 2002.

     On August 7, 1995, the Company acquired from Milady Brassiere & Corset Co., Inc. ("Milady") the trademarks Roxanne and Harbour Casual as well as the tradename Coco Reef. The Company also acquired certain inventory and associated customer purchase orders. The purchase price for the trademarks and tradename is to be determined based on a percentage of net sales of goods bearing the tradenames Roxanne and Harbour Casual over the next seven years. In addition, at the Closing (August 7, 1995) the Company paid an advance against the purchase price of $500,000. Further, the

Company guaranteed a minimum payment of $1,200,000 (inclusive of the $500,000 advance) for the first three years and $500,000 for the last four years.

     In related developments, the Company (i) purchased approximately $500,000 of inventory bearing the purchased tradenames as well as assumed matching customer purchase orders against this inventory and (ii) entered into one year and two year employment agreements, respectively, with two of the principals of Milady. All funds used in the acquisition came from the Company's internally generated capital.

ITEM 2.   PROPERTIES

          The Company's principal administrative offices are located at 1175 State Street, New Haven, Connecticut. In connection with the operation of its Robby Len Division, the Company leases showroom facilities in New York, Florida and California, and manufacturing and distribution facilities in Connecticut.

          The following table sets forth the Company's leased facilities:
                         Type of             Approximate    Expiration
Location                 Facility            Square Feet    of Lease
--------                 --------            -----------    ----------
1175 State Street        Manufacturing/         167,500         1999
New Haven, CT             Distribution

1429 Park Street         Manufacturing           38,625         2000
Hartford, CT

1411 Broadway            Showroom                 5,814         2000
30th Floor
New York, NY

110 East 9th Street      Showroom                   880         1997
Los Angeles, CA

777 Northwest            Showroom                   600         1998
72nd Avenue
Miami, FL

1411 Broadway            Showroom                 2,626         1998
25th Floor
New York, NY (1)

777 Northwest            Showroom                   450         1996
72nd Avenue
Miami, FL (1)

110 East 9th Street      Showroom                 1,302         1997
Los Angeles, CA (1)

(1) leased in connection with the acquisition of the Roxanne, Harbour Casual and Coco Reef tradenames (See - Recent Transactions)

ITEM 3.   LEGAL PROCEEDINGS

          The Company is a party to certain litigation arising in the ordinary course of business. While the outcome of any litigation has an element of uncertainty, the Company believes, based in part on the opinions of counsel, that such litigation is either without merit, or that the Company has meritorious defenses, or that the outcome of such litigation will not have a material adverse effect on its financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock has had no trading activity prior to the last fiscal year. During the fiscal year ended July 31, 1995, the Company's Common Stock has been traded on the OTC Electronic Bulletin Board. The high and low bid quotations for the fiscal year ended July 31, 1995 according to National Quotations Bureau, Inc. is as follows:
                                   High           Low
                                  ------         ------

August 1 - October 31             $.0625         .0625
November 1 - January 31           $.0625         .0625
February 1 - April 30             $.0700         .0625
May 1 - July 31                   $.1250         .0625

          The Company had approximately 5,034 holders of record of its Common Stock as of October 19, 1995.

          No dividends were paid by the Company on its Common Stock during the years ended July 31, 1995 and 1994, the six months ended July 31, 1993 and the fiscal year ended January 31, 1993. It is not anticipated that any dividends will be paid by the Company on its Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                        Year Ended        Six Months Ended
                                          July 31             July 31,           Year Ended January 31,
                                      --------------      ----------------      ------------------------
                                      1995      1994       1993      1992       1993      1992      1991
                                      ----      ----       ----      ----       ----      ----      ----
                                                     (In thousands, except per share data)
INCOME STATEMENT DATA(1)

Net sales                            $38,964   $34,273    $19,339   $22,529    $33,608   $30,926   $28,147

Operating income
 (loss)                                2,849     1,575        504     2,459      1,888     1,661    (2,910)

Interest and
 financing costs                         779     1,804      1,088     1,418      2,394     2,769     4,320

Income (loss) from
 continuing
 operations
 before income taxes                   1,691       162       (584)    1,041       (506)     (905)   (8,234)

Income (loss) from
 continuing operations                 1,671       142       (594)      638       (532)     (929)   (8,334)

Income (loss) from
 discontinued
 operations                               --        --         99       201     (7,537)   (3,096)   (2,836)

Extraordinary
 Income                                   --     4,165         --       395         --        --        --

Net income (loss)                      1,671     4,307       (495)    1,234     (8,069)   (4,025)  (11,170)

Preferred stock
 dividends                               718       540        270       270        540       540       540

Net income (loss)
 applicable to common
 stockholders                            953     3,767       (765)      964     (8,609)   (4,565)  (11,710)

Net income (loss) per
 common share:

 Income (loss) from
 continuing operations                  $.13    $ (.05)    $ (.11)    $ .05     $ (.14)    $(.20)   $(1.20)
 Income (loss) from
 discontinued
 operations                               --        --     $  .01     $ .03    $ (1.02)    $(.42)   $( .38)
 Extraordinary income                     --     $ .56         --       .05         --        --        --
 Net income (loss)                      $.13     $ .51     $ (.10)    $ .13    $ (1.16)    $(.62)   $(1.58)

Weighted average
 number of common shares
 outstanding                           7,390     7,390      7,390     7,390      7,390     7,390     7,390

                                              July 31,                       January 31,
                                      -------------------------      -------------------------
                                      1995      1994       1993(1)   1993(1)    1992      1991
                                      ----      ----       ----      ----       ----      ----
                                                       (Thousands of dollars)
BALANCE SHEET DATA
Total assets                         $15,095   $14,664    $14,977   $19,388    $41,142   $49,219

Working capital
 (deficit)                             3,288     3,947    (12,434)  (11,905)   (10,334)    7,255

Long-term debt(2)
(excluding current
 portion)                              8,523    10,940          -         -          -    17,578

Subordinated notes
 payable(3)                            1,000     1,000      1,000     1,000      1,000    10,286

Cumulative redeemable
 preferred stock(4)                    4,537     5,583      5,412     5,329      5,166     5,008

$12 Preferred series
E stock(5)                            16,383    16,383     14,383    14,383     14,383    26,839

$12 Preferred series
F stock(5)                             7,022     7,022      7,022     7,022      7,022         -

$10 Preferred series
G stock(5)                            17,079    17,079     17,079    17,079     17,079         -

______________________________

     (1) Reflects reclassification of the discontinued Mayfair Division accounts and results of operations.

     (2)  See Note 3 to the Financial Statements.

     (3)  See Note 4 to the Financial Statements.

     (4)  See Note 5 to the Financial Statements.

     (5)  See Note 6 to the Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

          In June 1993, the Company changed its fiscal year from January 31 to July 31. The following includes a discussion of the results of operations for the year ended July 31, 1994 compared to the previous year ended January 31, 1993. A comparison of the year ended July 31, 1994 to the six month transition period ended July 31, 1993 is not presented due to the highly seasonal nature of the Company's operations. Accordingly, a discussion of the transition period for the six months ended July 31, 1993 compared to the six months ended July 31, 1992 is included.

          The following table sets forth, for the periods indicated, certain items expressed as a percentage of net sales:

                              Year Ended            Six Months Ended
                                July 31,                July 31,
                          --------------------     -------------------          Year Ended
                          1995            1994     1993           1992       January 31, 1993
                          ----            ----     ----           ----       ----------------
Net sales                 100.0%          100.0%   100.0%         100.0%          100.0%
                          ------          ------   ------         ------          ------
Cost of goods sold         72.4            74.0     78.1           72.0            72.5
Operating expenses         20.3            21.4     19.3           17.1            21.9
Interest and financing
  costs                     2.0             5.3      5.6            6.3             7.1
Other, net                  1.0            (1.1)      -              -               -
                          -----           -----    -----          -----           -----
                           95.7            99.6    103.0           95.4           101.5
                          -----           -----    -----          -----           -----
Income (loss) from
  continuing operations
  before provision for
  income taxes              4.3             0.4     (3.0)           4.6            (1.5)
Provision for income
  taxes                      -               -       0.1            1.8             0.1
                          -----           -----    -----          -----           -----

Income (loss) from
  continuing operations     4.3            0.4      (3.1)           2.8            (1.6)

Income (loss) from
  discontinued
  operations                 -              -         -             0.9             2.5

Loss on disposal
  of Mayfair division        -              -        0.5             -            (24.9)

Extraordinary income         -            12.2        -             1.8              -
                          -----           -----    -----          -----           -----
Net income (loss)           4.3           12.6      (2.6)           5.5           (24.0)
                          -----           -----    -----          -----           -----
                          -----           -----    -----          -----           -----

YEAR ENDED JULY 31, 1995 COMPARED
TO YEAR ENDED JULY 31, 1994

     Net sales increased by $4,691,000, or 13.7%, to $38,964,000 for the year ended July 31, 1995 as compared to $34,273,000 for the year ended July 31, 1994. This increase is principally related to an increase in unit volume of approximately 11% coupled with an approximate 3% increase in unit selling prices. The increase in unit volume is primarily attributable to the introduction of two new swimwear lines: 1) the "Sand Dollar" cover-up and beachwear line and 2) the "Lenee" swimwear line, which is sold primarily to national and regional discount chain stores. Net sales of "Lenee" represented approximately $3,000,000 of the increase in sales while "Sand Dollar" sales approximated $1,600,000 of such increase.

     Gross profit as a percentage of net sales increased to 27.6% for the year ended July 31, 1995 as compared to 26.0% for the year ended July 31, 1994. This increase is primarily attributable to the increased absorption of manufacturing and operating overhead costs as a result of increased production requirements due to higher levels of sales orders and commitments as compared to the prior year. This increase was partially offset by a change in product mix due to the sales increases attributable to the "Lenee" and "Sand Dollar" lines, both of which are sold at lower gross profit margins than Robby Len "branded" swimwear.

     Operating expenses increased by $568,000, or 7.8%, to $7,892,000 for the year ended July 31, 1995 as compared to $7,324,000 for the year ended July 31, 1994. This increase is principally related to increased variable selling, shipping and administrative expenses resulting from increased sales volume. Certain inflationary increases in salaries, supplies and other operating costs also contributed to the increase in operating expenses. A reduction in consulting fees of approximately $140,000 partially offset the increase in operating expenses.

     The above activities resulted in an increase in operating income of $1,274,000, or 80.9%, to $2,849,000 for the year ended July 31, 1995 as compared to $1,575,000 in the prior year period.

     Interest and financing costs decreased to $779,000 for the year ended July 31, 1995 from $1,804,000 for the year ended July 31, 1994, a 56.8% decline.
This decrease is principally related to reduced term debt borrowing levels as a result of debt forgiveness associated with the Fifth Amended and Restated Credit Agreement and the accounting for future estimated interest payments under such agreement. This decline was partially offset by a $250,000 increase in working capital loan interest due to higher borrowing levels (necessary to fund the growth in sales) and increased interest rates.

     Other expense of $412,000 is related to the settlement of certain litigation to which the Company was a party.

     The aggregate effect of the above activities resulted in income from continuing operations before provision for income taxes of $1,691,000 for the year ended July 31, 1995 as compared to $162,000 for the year ended July 31, 1994.


YEAR ENDED JULY 31, 1994 COMPARED
TO YEAR ENDED JANUARY 31, 1993

     Net sales increased by $665,000, or 2.0%, to $34,273,000 for the year ended July 31, 1994 as compared to $33,608,000 for the year ended January 31, 1993. This increase is primarily attributable to an increase in unit selling prices of approximately 4% coupled with an approximate 2% decline in unit volume. A decline in sales to a major customer, Sears, Roebuck & Co., of approximately $3,600,000 was offset by increased sales volume to two customers, Lands' End catalog ($1,800,000 increase) and J.C. Penney ($1,800,000 increase).

     Gross profit declined to 26.0% for the year ended July 31, 1994 as compared to 27.5% for the year ended January 31, 1993. Primary factors contributing to this decline are inflationary increases in certain raw material purchases and manufacturing costs coupled with a change in product mix. In addition, a highly competitive retail environment, which exerted downward pressure on product selling prices, also contributed to the decrease in gross profit.

     Operating expenses declined by $47,000, or 0.6%, to $7,324,000 for the year ended July 31, 1994 as compared to $7,371,000 for the year ended January 31, 1993. This decline is primarily attributable to the reduction of certain selling and operating expenses (principally composed of staff reductions, professional and consulting fee reductions and curtailments in purchases of operating supplies and services) relating to the Company's overhead reduction program. This reduction in operating expenses was partially offset by increases in certain variable selling expenses associated with the increase in sales volume.

     The above activities resulted in a decrease in operating income of $313,000, or 16.5%, to $1,575,000 for the year ended July 31, 1994 as compared to $1,888,000 for the year ended January 31, 1993.

     Interest and financing costs decreased by $590,000, or 24.6%, to $1,804,000 for the year ended July 31, 1994 as compared to $2,394,000 for the year ended January 31, 1993. This decrease is principally related to reduced term debt borrowing levels coupled with the recording of $231,000 of interest discount relating to the deferred interest on debt restructuring (see Note 3 to the Financial Statements). In addition, reduced financing fees of approximately $180,000 also contributed to the decrease in interest and financing costs.

     Included in other income of $391,000 for the year ended July 31, 1994 is a gain of approximately $340,000 on the curtailment of the Company's defined benefit pension plan, which was suspended on July 31, 1994 (See Note 7 to the Financial Statements).

     The aggregate effect of the above activities resulted in income from continuing operations before income taxes of $162,000 year ended July 31, 1994 as compared to a loss from continuing operations before income taxes of $506,000 for the year ended January 31, 1993.

     Extraordinary income of $4,165,000 for the year ended July 31, 1994 is the result of the accounting for the gain on debt restructuring as a result of the Fourth and Fifth Amended and Restated Credit Agreements negotiated in fiscal 1994.


SIX MONTHS ENDED JULY 31, 1993 COMPARED
TO SIX MONTHS ENDED JULY 31, 1992

     Net sales decreased by $3,190,000, or 14.2%, to $19,339,000 for the six months ended July 31, 1993 as compared to $22,529,000 for the six months ended July 31, 1992. This was due to a decline in unit volume as unit selling prices remained relatively flat compared to the prior year period. A decline in sales to a major customer of $2,425,000 for the six months ended July 31, 1993 was the primary factor in the decrease in net sales.

     Gross profit decreased to 21.9% for the six months ended July 31, 1993 as compared to 28.0% for the six months ended July 31, 1992. This decline resulted primarily from the decrease in sales for the period, which, in turn, led to manufacturing inefficiencies caused by reduced production requirements. Additionally, a change in product mix and certain increased manufacturing overhead costs also contributed to the decrease in gross profit.

     Operating expenses declined by $116,000, or 3.0%, to $3,728,000 for the six months ended July 31, 1993 as compared to $3,844,000 for the prior year period. This decrease was due principally to reductions in certain variable selling, shipping and administrative expenses associated with reduced sales volume.

     The above activities resulted in a decrease in operating income of $1,955,000, or 79.5%, to $504,000 for the six months ended July 31, 1993 as compared to $2,459,000 for the six months ended July 31, 1992.

     Interest and financing costs decreased by $330,000, or 23.3%, to $1,088,000 for the six months ended July 31, 1993 as compared to $1,418,000 in the prior year period. The decrease is related primarily to the inclusion in the prior year of financing fees attributable to the Third Amended and Restated Credit Agreement and the $15,000,000 Factor Agreement. In addition, reduced borrowing levels related to lower production requirements coupled with slightly lower interest rates also contributed to the decrease in interest and financing costs.

     The aggregate effect of the above activities resulted in a loss from continuing operations before income taxes of $584,000 for the six months ended July 31, 1993 as compared to income from continuing operations before income taxes of $1,041,000 for the six months ended July 31, 1992.

RESULTS OF DISCONTINUED OPERATIONS

          In November 1992, the Company announced plans for the discontinuance of its Mayfair Division. By January 31, 1993, the Company had ceased substantially all operations at its Mayfair facilities.

          Income from the disposal of the Mayfair Division of $99,000 for the six months ended July 31, 1993 consisted primarily of adjustments of certain disposal provisions and accruals recorded at January 31, 1993. Income from the discontinued Mayfair operations was $201,000 for the six months ended July 31, 1992.

          Income from operations of the discontinued Mayfair Division was $838,000 for the year ended January 31, 1993. In addition, the Company recorded a loss on the disposal of the Mayfair Division of $8,375,000 consisting primarily of the write-off of costs in excess of net assets acquired and certain intangible assets of approximately $6,579,000 as well as provisions for certain contractual obligations, salaries, services and write-downs of machinery and equipment. In addition, an approximate net loss of $761,000 from operations during the phase-out period (resulting primarily from the write-down and disposal of inventories) was also included in the loss on disposal.


LIQUIDITY AND CAPITAL RESOURCES

     The ratio of current assets to current liabilities was 1.59 to 1.00 at July 31, 1995 as compared to 1.84 to 1.00 at July 31, 1994. Working capital decreased by $659,000 to $3,288,000 at July 31, 1995 as compared to $3,947,000 at July 31, 1994. This decline was primarily attributable to capital expenditures as well as repayments of long-term debt which was partially offset by the net income for the period.

     The Company's working capital requirements are significantly affected by the highly seasonal nature of Robby Len Fashions, its sole operating division. As a leading manufacturer of women's swimwear, Robby Len builds inventory during the first five months of the fiscal year (August - December) to be in position to fill its sales orders and commitments for January through June, when approximately 81% of its annual sales volume is shipped. The increase in inventory of $2,536,000 is related to increased production requirements resulting from anticipated sales volume increases, and, to a lesser extent, to an increase in unsold inventory to be carried over into the following season. The $523,000 increase in accounts payable and $2,169,000 decline in the due from factor balance are attributable primarily to the increase in inventory. The $526,000 of net cash provided by operating activities is primarily related to the increase in accounts payable and inventory as well as the net income for the period (adjusted for non-cash items).


     The Company's investing activities consist primarily of purchases of machinery and equipment as well as leasehold improvements. During the fiscal year ended July 31, 1995, the Company purchased $300,000 of computerized fabric cutting equipment which was financed primarily through a loan from the Company's working capital lender. In addition, the Company purchased $193,000 of computerized pattern making and grading equipment which was financed primarily through a loan by the wife of the Chairman of the Board and President of the Company on terms and conditions similar to those of the working capital lender. The remaining $287,000 of capital expenditures (primarily composed of leasehold improvements necessary for the installation of the above mentioned equipment purchases) were financed by internally generated funds. The Company expects to finance its remaining capital expenditures in the next twelve months from either internally generated funds or short term borrowings.

          Effective July 31, 1994, the Company entered into a Fifth Amended and Restated Credit Agreement with the Connecticut Development Authority, and assignee of Chemical Bank, Binghamton Savings Bank, as assignee of Chemical Bank and A.I. Associates, Inc. Prior to the Fifth Amended and Restated Credit Agreement, the outstanding balance due by the Company to the lenders had been $13,500,000 together with any unpaid interest and fees accrued through that date. Pursuant to the Fifth Amended and Restated Credit Agreement, $4,755,173 of the principal amount of the loan was discharged, leaving an outstanding balance of $8,744,827 which is to repaid in unequal annual installments commencing in 1995 and ending in 2001 (See Note 3 to the Financial Statements).

     The Company's primary ongoing cash needs are for working capital requirements, term debt amortization (both principal and interest) and capital expenditures. Currently, the Company's sources for liquidity needs are funds generated from internal operations and loan advances under its $15,000,000 working capital loan agreement. Prior to September 1, 1995, the Company was party to a $15,000,000 factoring agreement whereby the Company assigned substantially all accounts receivable to the factor for advances up to 80% of unmatured accounts receivable and 35% of eligible inventories. Through this agreement, the Company financed its inventory and receivables build up over the first five months of the fiscal year (August - December) and repaid these borrowings during the remainder of the year through collections of sales invoices. At July 31, 1995, the matured sales balance due from the factor was $2,905,000. The balance of assigned unmatured accounts receivable due from the factor was $482,000 at July 31, 1995.

     Effective September 1, 1995, the Company entered into a $15,000,000 revolving credit facility under which the Company can borrow up to 85% of eligible receivables and 50% of eligible inventories along with specified seasonal overadvances. The revolving credit agreement expires on August 31, 1997.

     In June 1995, the Company entered into agreements providing for the exchange of 25,000 shares of $9 Series B Cumulative Redeemable Preferred Stock and accrued dividends thereon for 11,650 shares of $8.50 Series H Cumulative Redeemable Preferred Stock plus cash consideration of $85,000. This exchange resulted in a contribution to capital of approximately $2,100,000 and has enhanced the capital structure of the Company. Annual dividend and stock redemption costs associated with the Series H Preferred Stock are estimated between $200,000 to $250,000 through fiscal year July 2002.

     Management believes that the current financial resources available to the Company (short-term borrowings under the revolving credit facility and internally generated funds) are expected to be adequate to meet its foreseeable liquidity requirements, including scheduled repayments of term indebtedness along with Series H Preferred Stock dividends and redemption, in the year ahead.


INFLATION

          The Company's Robby Len Division has historically been able to increase selling prices to the extent permitted by competition as the costs of merchandise and related operating expenses have increased and, therefore, inflation has not had a significant effect on the operations.

FUTURE TRENDS

          In August 1995, the Company acquired the tradenames Roxanne, Harbour Casual and Coco Reef from Milady Brassiere & Corset Co., Inc. (see Recent Transactions for further discussion of the acquisition). It is the belief of management that there is potential for significant growth in sales volume as a result of this acquisition over the next several years.

     In an effort to lower its overall production costs and obtain additional production capacity necessary to meet its current and anticipated future growth, the Company is pursuing contract manufacturing programs in Mexico and the Dominican Republic. It is anticipated that approximately 5%-10% of the Company's production requirements for the upcoming fiscal year July 1996 will be sourced from these areas, with additional growth planned for the future. It is management's belief that the acquisition of sources of lower manufacturing costs will be an important factor in the ability of the Company to continue to compete in its market and maintain profitability.

     While the Company is aggressively pursuing its plans for business growth and reduced production costs, there can be no assurance that it will be successful in its efforts in these areas.

INCOME TAXES

          In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes," (SFAS 109). Effective February 1, 1993 the Company adopted the provisions of SFAS 109. The adoption of this statement had no significant effect on the Company's financial position or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements required to be submitted in response to this Item 8 are set forth in Part IV, Item 14 of the report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages as of July 31, 1995:

       Name                   Age                 Capacity
       ----                   ---                 --------

Burton I. Koffman(1)          69             Chairman of the Board
                                             and President and
                                             Chief Executive
                                             Officer of the Company

Richard E. Koffman            62             Vice Chairman of the
                                             Board, Executive Vice
                                             President and Secretary
                                             of the Company

Nicholas LaRosa(2)            51             Director of the Company

Dennis Newman(3)              50             Director of the Company

Arthur G. Cohen(3)            65             Director of the Company

Jeffrey P. Koffman(4)         30             Director and Executive Vice
                                             President of the Company

David L. Koffman              36             Vice President and
                                             Assistant Secretary of
                                             the Company

Eric T. Weitz                 51             Director of the Company and
                                             President and Chief
                                             Executive Officer of Robby
                                             Len Division


Mark D. Greenberg             43             Vice President of the  Company,
                                             Executive Vice President of Robby
                                             Len Division

Murray Merl                   58             Vice President -
                                             Manufacturing of
                                             Robby Len Division


Frederick M. D'Amato          41             Vice President - Finance
                                             of the Company and the
                                             Robby Len Division


---------------
(1) Elected President of the Company in June 1995
(2) Resigned as President of the Company in June 1995
(3) Member of Audit Committee
(4) Elected a Director and Executive Vice President of the Company in June 1995

          Burton I. Koffman has served as Chairman of the Board of the Company since January 1989 and as Chief Executive Officer of the Company since October 1989. From January 1989 until October 1989, Mr. Koffman served as President of the Company and assumed this position again in June 1995.

          Richard E. Koffman has served as Vice Chairman of the Board of the Company since October 1989 and as a Director, Executive Vice President and
Secretary of the Company since January 1989.   Mr. Koffman is also Treasurer,
Vice President, Secretary and a director of Empire Industries, Inc. and Executive Vice President and Secretary of Public Loan Company, Inc.

          Nicholas LaRosa served as President of the Company from August 1993 to June 1995 and Director of the Company since November 1993. Previously, Mr. LaRosa was Vice President-Merchandising for W.H. Smith Co. for six years and served two years as National Merchandise Manager for women's apparel for Montgomery Ward. In addition, Mr. LaRosa also served for 17 years in various executive capacities in woman's apparel merchandising and marketing for Sears, Roebuck & Co.

          Dennis Newman has served as a Director of the Company since January 1994. Mr. Newman is also President of Lizden Corp., an apparel manufacturer, a position he has held since 1987. Previously, Mr. Newman served in various executive capacities in the apparel industry.

          Arthur G. Cohen has served as a director of the Company since July 25, 1989. Mr. Cohen has been a self-employed real estate developer, an investor, and among other positions, has served as chairman of the Board of The Arlen Corporation.

          Jeffrey P. Koffman has served as a Director and Executive Vice President of the Company since June 1995. Mr. Koffman served as a financial analyst with Security Pacific from 1987 to 1989. In 1989, Mr. Koffman became Vice President of Pilgrim Industries and in 1990, he became the President of that Company. From 1994 to present, Mr. Koffman has served in an executive capacity with Tech Aerofoam Products.

          David L. Koffman has served as Vice President of the Company since January 1989. From January 1989 until October 1989, he was a Director of the Company and from 1984 until January 1989 he served as Chairman of the Board of the Company. In addition, Mr. Koffman served as Secretary of the Company from October 1985 until January 1989. For the past five years, Mr. Koffman has served as President of Jayark Corporation.

          Eric T. Weitz has served as a Director of the Company since January 1995 and as President and Chief Executive Officer of the Robby Len Division since January 1994. Mr. Weitz served as Vice President-Marketing for Robby Len Fashions from 1983 until it was acquired by the Company in January 1989 and continued in that capacity for the Company's Robby Len Division until January 1994. Previously, Mr. Weitz served in various sales and executive capacities in the apparel industry.

          Mark D. Greenberg was employed in various capacities by Robby Len Fashions from 1979 until it was acquired by the Company in January 1989. From 1979 to 1981, Mr. Greenberg served as a senior accountant and from 1981 to 1985 he was the controller of Robby Len Fashions. In 1985, Mr. Greenberg became Vice President of Finance and Administration of Robby Len Fashions, a position he held until January 1993, when he undertook his present position.

          Murray Merl was employed in various capacities by Robby Len Fashions from January 1987 until it was acquired by the Company in January 1989. From January 1987 to September 1988, Mr. Merl served as Assistant Vice President and in September 1988 he became Vice President-Manufacturing of Robby Len Fashions, a position he currently holds with the Company's Robby Len Division. In addition, Mr. Merl has served as President of Tarrytown Garment Company from 1984 to the present.

          Frederick M. D'Amato was employed by Mayfair in various capacities for more than five years prior to the acquisition of Mayfair by the Company in May 1989. Mr. D'Amato served as Assistant Secretary of Mayfair from July 1987 until May 1989 and as Vice President-Finance of Mayfair, a position he held through January 1993 whereupon he assumed his present position.

          Messrs. Burton I. Koffman and Richard E. Koffman are brothers.  Burton
I. Koffman is the father of David L. Koffman and Jeffrey P. Koffman .

          The Board of Directors held four meetings during the year ended July 31, 1995. All other actions of the Board of Directors during the year ended July 31, 1995 were taken by unanimous written consent. There are two committees of the Board of Directors, an Audit Committee and an Executive Compensation Committee. The Company has no standing nominating committee of the Board of Directors or committee performing a similar function. Officers are elected by, and serve at the discretion of, the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth all compensation paid or accrued by the Company for the years ended July 31, 1995, July 31, 1994, the six months ended July 31, 1993, and for the year ended January 31, 1993 to or for the chief executive officer, the former president and the remaining four most highly compensated executive officers and key employees of the Company.

                           SUMMARY COMPENSATION TABLE

                              Annual Compensation
Name and                      -------------------   All Other
Principal Position       Year  Salary($)  Bonus($) Compensation ($)
------------------       ----  ---------  -------- ----------------
Burton I. Koffman        1995      -          -        40,000
  Chairman of the Board  1994      -          -        40,000
  and President and      1993*     -          -        20,000
  Chief Executive        1993      -          -        40,000
  Officer of the Company(1)

Nicholas LaRosa          1995   133,333       -         2,427
  Director and President 1994   160,000       -           -
  of the Company(2)      1993*     -          -           -
                         1993      -          -           -


Eric T. Weitz            1995   240,000    144,600      4,800
  President and Chief    1994   192,000    100,000        -
  Executive Officer-     1993*   96,000       -           -
  Robby Len Division     1993   184,730     72,240        -

Mark D. Greenberg        1995   150,000     72,300      3,000
 V.P. of the Company and 1994   150,000     50,000        -
 Executive V.P. of       1993*   75,000       -           -
 the Robby Len Division  1993   111,459     42,140        -


Murray Merl              1995   130,000     54,225      2,600
 V.P. of Manufacturing   1994   130,000     37,500        -
 of Robby Len Division   1993*   65,000       -           -
                         1993   130,000     42,140        -

Frederick D'Amato        1995   105,000     54,225      2,100
  Vice President-        1994   100,000     25,000        -
  Finance                1993*   50,000       -           -
                         1993   100,000     35,000        -

*Represents compensation for the six months ended July 31, 1993
(1) Mr. Koffman was elected President of the Company in June 1995.
(2) Mr. LaRosa resigned as President of the Company in June 1995.

     Directors who are not officers or employees of the Company receive an annual fee of $7,500 and $500 per meeting attended for their services as directors. The Board of Directors held four meetings during the year ended July 31, 1995.

     Mr. LaRosa receives a $5,000 per month consulting fee pursuant to a consulting arrangement effective June 1995 which expires May 31, 1996. Mr. Burton I. Koffman and Richard E. Koffman receive an annual consulting fee of $40,000 and $60,000, respectively.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

GENERAL

          The Compensation Committee was established in 1989 when the Company acquired the existing Robby Len Division and the now discontinued Mayfair Division. At the time of the 1989 acquisitions, the Company's Compensation Committee reviewed the compensation level of the executive officers of Robby Len and Mayfair and adopted their existing compensation plans.

COMPENSATION PHILOSOPHY

          The Compensation Committee's executive compensation philosophy is to provide competitive levels of compensation, integrate executive officer's pay with the achievement of the Company's annual and long-term performance goals, reward above average corporate performance, recognize individual initiative and achievement, and assist the Company in attracting and retaining qualified executive officers. Executive officer compensation is intended to be set at levels that the Compensation Committee believes are consistent with others in the Company's industry and gives emphasis to the need for the best creative talent available in product related positions.

          The Compensation Committee plans to further review the Company's existing executive officer compensation plans in 1995 and intends to modify such plans as required to fit within the announced philosophy of the Committee.

BASE SALARIES

          Base salaries for new executive officers are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for managerial and creative talent. Annual salary adjustments are determined by evaluating the competitive marketplace, the performance of the Company, the performance of the executive and any increased responsibilities assumed by the executive. Salary adjustments are determined and normally made on an annual basis.

          For the year ended July 31, 1995, Nicholas LaRosa's salary was based on a level established and approved by the Company's Board of Directors in August 1993. Salaries for the year ended July 31, 1995 for Messrs. Weitz and D'Amato were based on levels established and approved by the Company's Board of Directors in August 1994. Mr. Greenberg's salary for the year ended July 31, 1995 was based on a level established and approved by the Company's Board of Directors in August 1992. Mr. Merl's salary for the year ended July 31, 1995 was based on a level established and approved by the Company's Board of Directors in September 1991. Mr. Burton I. Koffman's compensation is based on a consulting arrangement.

ANNUAL BONUSES

          The Company has a bonus incentive program for its executive officers. The bonuses, if any, awarded are based upon minimum levels of profitability, as defined. Based on the performance of the Robby Len Division, bonuses were awarded for the year ended July 31, 1995 to Messrs. Weitz, Greenberg, Merl and D'Amato.

PERFORMANCE GRAPH

          There has been no trading of the Company's common stock prior to the last fiscal year. Last year there was a minimal amount of trading. For further information, see Item 5-Market for Registrant's Common Equity and Related Stockholder Matters. However, because of the insignificant trading and lack of meaningful stock prices, the Company has not prepared a performance graph comparing the five year return on its stock with a broad market equity index.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

          The following table sets forth the holdings, as of October 27, 1995, of the Company's Common Stock by (i) each person who held of record more than 5% of the Company's Common Stock, (ii) each of the directors of the Company and
(iii) all directors and officers as a group:
                                                   Shares
                                 Title of          Beneficially     Percent
Name and Address                 Class             Owned            of Class
----------------                 --------          ------------     --------

Burton I. Koffman                Common Stock      1,898,366(1)      25.69%
300 Plaza Drive                  $.05 par value
Binghamton, New York

Richard E. Koffman               Common Stock      1,042,667(1)      14.11%
300 Plaza Drive                  $.05 par value
Binghamton, New York

Arthur G. Cohen                  Common Stock        884,000(2)      11.96%
1501 Broadway                    $.05 par value
New York, New York

Ruthanne Koffman                 Common Stock        661,500          8.95%
300 Plaza Drive                  $.05 par value
Binghamton, New York


Jeffrey P. Koffman               Common Stock        600,000          8.12%
300 Plaza Drive                  $.05 par value

David L. Koffman                 Common Stock        505,106(3)       6.84%
300 Plaza Drive                  $.05 par value
Binghamton, New York

The Koffman Group                Common Stock      4,827,178(4)      65.32%
 (13 persons)                    $.05 par value
300 Plaza Drive
Binghamton, New York

All Directors and                Common Stock      4,930,139(1)(3)   66.72%
Officers as a Group              $.05 par value
 (5 persons)

______________________________

(1) The number of shares of Common Stock set forth herein includes 943 shares of Common Stock jointly held by Messrs. Burton I. Koffman and Richard E. Koffman, of which each owns an undivided 50% interest, and 645,817 in the case of Mr. Burton I. Koffman and 601,347 in the case of Mr. Richard E. Koffman of the shares held by Empire Industries, Inc. and Public Loan Company, Inc., all of the stock of which is owned directly or indirectly by them and members of their families.

(2) Mr. Arthur G. Cohen holds the shares of Common Stock set forth herein for the benefit of Ben Arnold Company, Inc., a corporation owned 50% by members of Mr. Cohen's immediate family, the beneficial ownership of which Mr. Cohen disclaims, and 50% by members of Messrs. Burton I. Koffman and Richard E. Koffman's immediate families, the beneficial ownership of which each disclaims.

(3) The number of shares of Common Stock set forth herein includes 56,000 shares of Common Stock beneficially owned by Mr. David L. Koffman held in the name of Mr. Arthur G. Cohen for the benefit of Ben Arnold Company, Inc., the beneficial ownership of which Mr. Cohen disclaims and 12,706 of the shares held by Public Loan Company, Inc., of which Mr. David L. Koffman is a stockholder.

(4) The members of this reporting group include Messrs. Burton I. Koffman, Richard E. Koffman, Jeffrey P. Koffman, David L. Koffman and members of their immediate families. The number of shares of Common Stock set forth herein includes the shares of Common Stock reported above for Messrs. Burton I. Koffman, Richard E. Koffman, Jeffrey P. Koffman and David L. Koffman.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended July 31, 1995 the Company purchased $193,000 of computerized pattern making and grading equipment. This was financed primarily through a loan by the wife of the Chairman of the Board and President of the Company on terms and conditions similar to those of the Company's working capital lender.

     Certain of the Company's swimwear products are manufactured on a contract basis by companies owned by certain officers of the Robby Len Division. See
Note 9 to the Financial Statements for further information.

     The Company leases a warehouse and production facility from an affiliate. Rental amounts paid by the Company to this affiliate were approximately $214,000 and $164,000 for the years ended July 31, 1995 and 1994, respectively.


                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules

          See the accompanying Financial Statements and Financial Statement Schedules filed herewith.

     (b)  Reports on Form 8-K

          Refer to Form 8-K dated August 16, 1995 and related Form 8-K/A dated September 27, 1995 disclosing the acquisition of the Roxanne, Harbour Casual and Coco Reef tradenames by the Company.

     (c)  Exhibits

          See the accompanying Exhibit Index.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APPAREL AMERICA, INC.


Date: October 27, 1995                  By:Burton I. Koffman
                                           --------------------------------
                                           Burton I. Koffman
                                           Chairman of the Board and President
                                           & Chief Executive Officer

                                        By:Frederick D'Amato
                                           --------------------------------
                                           Frederick D'Amato
                                           Vice President-Finance

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.
                                                                    Date
                                                                    ----

Burton I. Koffman                Chairman of the Board         October 27, 1995
--------------------------
Burton I. Koffman


Richard E. Koffman               Vice Chairman of the          October 27, 1995
--------------------------       Board, Executive Vice
Richard E. Koffman               President and Secretary

Jeffrey P. Koffman               Director and Executive        October 27, 1995
--------------------------       Vice President of the
Jeffrey P. Koffman               Company                       October 27, 1995

Nicholas LaRosa                  Director                      October 27, 1995
--------------------------
Nicholas LaRosa


Arthur G. Cohen                  Director                      October 27, 1995
--------------------------
Arthur G. Cohen


Eric Weitz                       Director                      October 27, 1995
--------------------------
Eric Weitz


Dennis Newman                    Director                      October 27,1995
--------------------------
Dennis Newman

                                                           APPAREL AMERICA, INC.


                                               INDEX OF FINANCIAL STATEMENTS AND
                                                   FINANCIAL STATEMENT SCHEDULES


--------------------------------------------------------------------------------


  The following financial statements of Apparel America, Inc.
   are included in Item 8:
      Report of independent certified public accountants                  F-2
      Balance sheets as of July 31, 1995 and July 31, 1994          F-3 - F-4
      Statements of operations for the years ended July 31,
          1995 and 1994, the six months ended July 31, 1993
          and 1992 (unaudited) and the year ended
          January 31, 1993                                                F-5
      Statements of stockholders' deficit for the years
          ended July 31, 1995 and 1994, the six months ended
          July 31, 1993 and the year ended January 31, 1993               F-6
      Statements of cash flows for the years ended July 31,
          1995 and 1994, the six months ended July 31, 1993
          and 1992 (unaudited) and the year ended
          January 31, 1993                                                F-7
      Notes to financial statements                                F-8 - F-23

The following schedules of Apparel America, Inc.
   are included in Item 14(d):
      Report of independent certified public accountants                  S-1

      Schedule II Valuation and qualifying accounts                       S-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Apparel America, Inc.
New Haven, Connecticut

We have audited the accompanying balance sheets of Apparel America, Inc. (the "Company") as of July 31, 1995 and 1994, and the related statements of operations, stockholders' deficit, and cash flows for the years ended July 31, 1995 and 1994, the six months ended July 31, 1993 and the year ended January 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apparel America, Inc. at July 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended July 31, 1995 and 1994, the six months ended July 31, 1993 and the year ended January 31, 1993 in conformity with generally accepted accounting principles.



BDO Seidman, LLP

New York, New York

September 21, 1995

                                                           APPAREL AMERICA, INC.


                                                                  BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

 JULY 31,                                                1995            1994
--------------------------------------------------------------------------------
 ASSETS (NOTE 3)
 CURRENT:
   Cash and cash equivalents (Note 1)                  $    29        $    80
   Accounts receivable                                     463            220
   Due from factor - net (Note 13)                       2,249          4,418
   Inventories (Notes 1 and 2)                           5,517          2,981
   Due from affiliates                                     256            310
   Prepaid expenses and other current assets               307            293
   Net assets of discontinued operations (Note 8)            -            334
--------------------------------------------------------------------------------

         TOTAL CURRENT ASSETS                            8,821          8,636
--------------------------------------------------------------------------------


 PROPERTY, PLANT AND EQUIPMENT, AT COST (NOTE 1):
     Machinery and equipment                             4,320          3,698
     Leasehold improvements                              2,420          2,262
--------------------------------------------------------------------------------
                                                         6,740          5,960
   Less:  Accumulated depreciation and amortization      5,123          4,751
--------------------------------------------------------------------------------

                                                         1,617          1,209
--------------------------------------------------------------------------------

INTANGIBLES AND OTHER ASSETS:
   Cost in excess of net assets acquired, less
     accumulated amortization of $1,037 and $878,
     (Notes 1 and 8)                                     4,647          4,807
   Other assets                                             10             12
--------------------------------------------------------------------------------

                                                         4,657          4,819
--------------------------------------------------------------------------------
                                                       $15,095        $14,664
--------------------------------------------------------------------------------

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                           APPAREL AMERICA, INC.


                                                                  BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

 JULY 31,                                                1995            1994
--------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' DEFICIT
 CURRENT:
  Current portion of long-term debt (Note 3)           $ 1,520        $ 1,315
  Current portion of deferred interest (Note 3)            573            702
  Accounts payable                                       1,366            843
  Accrued expenses                                         690            698
  Accrued compensation                                     859            684
  Due to affiliates                                        525            447
--------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                         5,533          4,689
 LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 3)           6,002          7,430
 DEFERRED INTEREST - LONG-TERM PORTION (NOTE 3)          1,182          1,755
 DIVIDENDS  PAYABLE (NOTE 5)                             1,339          1,755
 SUBORDINATED NOTE PAYABLE (NOTE 4)                      1,000          1,000
--------------------------------------------------------------------------------
       TOTAL LIABILITIES                                15,056         16,629
--------------------------------------------------------------------------------
 $9 CUMULATIVE REDEEMABLE PREFERRED STOCK, NET OF
    DISCOUNT OF $128 AND $417 (NOTE 5)                   3,372          5,583
--------------------------------------------------------------------------------
 $8.50 CUMULATIVE REDEEMABLE PREFERRED STOCK (NOTE 5)    1,165              -
--------------------------------------------------------------------------------
 COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS
  (NOTES 2, 7, 11, 12 AND 13)
 STOCKHOLDERS' DEFICIT (NOTES 5 AND 6):
   $12 preferred stock, Series E (Note 3)               16,383         16,383
   $12 preferred stock, Series F                         7,022          7,022
   $10 preferred stock, Series G                        17,079         17,079
   Common stock, $.05 par value - shares authorized
    15,000,000; issued 7,410,223 at July 31, 1995 and
    issued 7,410,213 at July 31, 1994                      371            371
   Additional paid-in capital                           23,803         21,706
   Deficit (41,195) (42,148)
   Less:
     Treasury stock, at cost - 20,665 shares              (129)          (129)
     Acquisition costs in excess of historical basis of
      net assets acquired from affiliates (Note 1)     (27,832)       (27,832)
--------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' DEFICIT                     (4,498)        (7,548)
--------------------------------------------------------------------------------
                                                       $15,095        $14,664
--------------------------------------------------------------------------------

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                           APPAREL AMERICA, INC.


                                                        STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                       Year ended        Six months ended
                                                        July 31,             July 31,       Year ended
                                                 --------------------  -------------------- January 31,
                                                   1995       1994       1993       1992      1993
                                                                               (Unaudited)
-------------------------------------------------------------------------------------------------------
NET SALES (NOTE 13)                               $38,964    $34,273    $19,339    $22,529    $33,608
COST OF GOODS SOLD (NOTE 9)                        28,223     25,374     15,107     16,226     24,349
-------------------------------------------------------------------------------------------------------
      GROSS PROFIT                                 10,741      8,899      4,232      6,303      9,259
-------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
 Selling, design and promotion                      3,107      2,777      1,457      1,486      2,716
 Shipping and warehousing                           1,065        951        298        557      1,032
 General and administrative                         3,720      3,596      1,973      1,801      3,623
-------------------------------------------------------------------------------------------------------
     TOTAL OPERATING EXPENSES                       7,892      7,324      3,728      3,844      7,371
-------------------------------------------------------------------------------------------------------
     OPERATING INCOME                               2,849      1,575        504      2,459      1,888
-------------------------------------------------------------------------------------------------------
NONOPERATING CHARGES (INCOME):
 Interest and financing costs                         779      1,804      1,088      1,418      2,394
 Litigation settlement (Note 3)                       412          -          -          -          -
 Other income (Note 7)                                (33)      (391)         -          -          -
-------------------------------------------------------------------------------------------------------
                                                    1,158      1,413      1,088      1,418      2,394
-------------------------------------------------------------------------------------------------------
    INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE PROVISION FOR INCOME TAXES             1,691        162       (584)     1,041       (506)
PROVISION FOR INCOME TAXES (NOTES 1 AND 10)            20         20         10        403         26
-------------------------------------------------------------------------------------------------------
    INCOME (LOSS) FROM CONTINUING OPERATIONS        1,671        142       (594)       638       (532)
-------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (NOTE 8):
  Income from discontinued Mayfair division             -          -          -        201        838
  Income on disposal of Mayfair division, including
    provision for operating losses during phase-out
    period                                              -          -         99          -     (8,375)
-------------------------------------------------------------------------------------------------------
                                                        -          -         99        201     (7,537)
-------------------------------------------------------------------------------------------------------
EXTRAORDINARY INCOME:
  Gain on debt restructuring (Note 3)                   -      4,165          -          -          -
  Utilization of net operating loss carryforwards       -          -          -        395          -
-------------------------------------------------------------------------------------------------------
                                                        -      4,165          -        395          -
-------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                   1,671      4,307       (495)     1,234     (8,069)
PREFERRED STOCK DIVIDENDS AND ACCRETION of
  REDEEMABLE PREFERRED STOCK (NOTE 5)                 718        540        270        270        540
-------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCKHOLDERS                                     $   953    $ 3,767    $  (765)   $   964    $(8,609)
-------------------------------------------------------------------------------------------------------
INCOME (LOSS) PER COMMON SHARE (NOTE 1):
  Income (loss) from continuing operations        $   .13    $  (.05)   $  (.11)   $   .05    $  (.14)
  Income (loss) from discontinued operations            -          -        .01        .03      (1.02)
  Extraordinary income                                  -        .56          -        .05          -
-------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                 $   .13    $   .51    $  (.10)   $   .13    $ (1.16)
-------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                    7,389,552  7,389,542  7,389,537  7,389,525  7,389,528
-------------------------------------------------------------------------------------------------------

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                           APPAREL AMERICA, INC.


                                              STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                  Preferred stock                        Common stock
                             ------------------------  ------------------------ --------------------------
                                       Issued                    Issued                In treasury
                             ------------------------  -----------------------  --------------------------
                                 Shares      Amount       Shares        Amount     Shares         Amount
----------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1992       384,847     $38,484     7,410,182        $371      20,665         $(129)
Net loss                              -           -             -           -           -             -
Fractional shares                     -           -            16           -           -             -
Dividends on $9 cumulative
 redeemable preferred stock           -           -             -           -           -             -
----------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1993       384,847      38,484     7,410,198         371      20,665          (129)
Net loss                              -           -             -           -           -             -
Fractional shares                     -           -             5           -           -             -
Dividends on $9 cumulative
 redeemable preferred stock           -           -             -           -           -             -
----------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1993          384,847      38,484     7,410,203         371      20,665          (129)
Net income                            -           -             -           -           -             -
Fractional shares                     -           -            10           -           -             -
Issuance of Series E Preferred
 Stock (Note 3)                  20,000       2,000             -           -           -             -
Dividends on $9 cumulative
 redeemable preferred stock           -           -             -           -           -             -
----------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1994          404,847      40,484     7,410,213         371      20,665          (129)
Net income                            -           -             -           -           -             -
Fractional shares                     -           -            10           -           -             -
Exchange of redeemable
 preferred stock (Note 5)             -           -             -           -           -             -
Dividends on $9 cumulative
 redeemable preferred stock           -           -             -           -           -             -
Accretion on $9 cumulative
 redeemable preferred stock           -           -             -           -           -             -
----------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1995          404,847     $40,484     7,410,223        $371      20,665         $(129)
----------------------------------------------------------------------------------------------------------


                                                     Acquisiton costs
                                                       in excess of
                                                        historical
                                                         basis of
                              Additional                 net assets      Total
                                paid-in                acquired from  stockholders'
                                capital     Deficit      affiliates     deficit
-----------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1992       $23,406    $(36,541)     $(27,832)    $(2,241)
Net loss                              -      (8,069)            -      (8,069)
Fractional shares                     -           -             -           -
Dividends on $9 cumulative
 redeemable preferred stock           -        (540)            -        (540)
-----------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1993        23,406     (45,150)      (27,832)    (10,850)
Net loss                              -        (495)            -        (495)
Fractional shares                     -           -             -           -
Dividends on $9 cumulative
 redeemable preferred stock           -        (270)            -        (270)
-----------------------------------------------------------------------------------
BALANCE, JULY 31, 1993           23,406     (45,915)      (27,832)    (11,615)
Net income                            -       4,307             -       4,307
Fractional shares                     -           -             -           -
Issuance of Series E Preferred
 Stock (Note 3)                  (1,700)          -             -         300
Dividends on $9 cumulative
 redeemable preferred stock           -        (540)            -        (540)
-----------------------------------------------------------------------------------
BALANCE, JULY 31, 1994           21,706     (42,148)      (27,832)     (7,548)
Net income                            -       1,671             -       1,671
Fractional shares                     -           -             -           -
Exchange of redeemable
 preferred stock (Note 5)         2,097           -             -       2,097
Dividends on $9 cumulative
 redeemable preferred stock           -        (521)            -        (521)
Accretion on $9 cumulative
 redeemable preferred stock           -        (197)            -        (197)
-----------------------------------------------------------------------------------
BALANCE, JULY 31, 1995          $23,803    $(41,195)     $(27,832)    $(4,498)
-----------------------------------------------------------------------------------

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                           APPAREL AMERICA, INC.


                                                         STATEMENT OF CASH FLOWS
                                                                  (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                       Year ended        Six months ended
                                                        July 31,             July 31,       Year ended
                                                 --------------------  -------------------- January 31,
                                                   1995       1994       1993       1992      1993
-------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income (loss)                                 $1,671     $4,307      $(495)    $1,234    $(8,069)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Extraordinary gain on debt restructuring           -     (4,165)         -          -          -
     Amortization of deferred interest               (685)      (231)         -          -          -
     Write-off of interest expense                      -        324          -          -          -
     Depreciation and amortization                    372        314        138        245        516
     Other amortization                               160        331        163        249        488
     Write-off of license rights and trademarks
       and costs in excess of net assets acquired       -          -          -          -      6,578
     Accrued loss on discontinued operations            -          -          -          -        736
     Write-down of Mayfair machinery and equipment      -          -          -          -        127
     Provision (credit) for possible losses on
       accounts receivable                            229        100         97       (176)    (1,104)
     Litigation settlement                            412          -          -          -          -
     Decrease (increase) in:
       Accounts receivable                           (243)      (187)       107      6,609     10,282
       Inventories                                 (2,536)     1,041      7,134      4,371      4,001
       Due from affiliates                             54          -         (1)       422        526
       Prepaid expenses and other current assets      (14)        62        (39)      (437)       (64)
       Other assets                                     2         (5)        12         18         11
       Net assets of discontinued operations          334         31        611          -       (398)
     Increase (decrease) in:
       Accounts payable and accrued expenses          692        414     (2,391)      (876)      (937)
       Accrued loss on discontinued operations          -       (183)      (553)         -          -
       Due to affiliates                               78         50        425         46         61
-------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES    526      2,203      5,208     11,705     12,754
-------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment         (780)      (266)       (77)      (206)      (260)
-------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Decrease in notes payable - banks                     -          -          -    (11,461)   (12,688)
  Due from factor                                   1,940     (2,508)    (2,009)        -         (90)
  Payments on long-term debt                       (1,452)    (1,000)    (1,480)      (325)    (1,020)
  Payment for the exchange of preferred stock         (85)         -          -          -          -
  Litigation settlement payments                     (200)         -          -          -          -
-------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                        203     (3,508)    (3,489)   (11,786)   (13,798)
-------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (51)    (1,571)     1,642       (287)    (1,304)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         80      1,651          9      1,313      1,313
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $29        $80     $1,651     $1,026         $9
-------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                       $1,394     $1,601     $1,193     $1,367     $2,513
    Income taxes                                       12         11         11          8         19
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Unpaid dividends                                  521        540        270        270        540
    Issuance of preferred stock for debt                -        300          -          -          -
-------------------------------------------------------------------------------------------------------


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

     THE COMPANY         The operations of Apparel America, Inc. (the "Company")
                         consist of the design, manufacture and distribution of apparel, primarily women's swimwear ("Robby Len"), substantially all within the United States. In November
                         1992, the Company announced its plans to discontinue its imprinted and casual sportswear division
                         ("Mayfair") as described in Note 8.

1. SIGNIFICANT           CHANGE IN YEAR-END
   ACCOUNTING POLICIES
                         At a meeting on June 3, 1993, the Board of Directors of the Company authorized management to change the fiscal year from January 31 to July 31, subject to the consent of the Company's lenders, which was received August 23, 1993.

                         UNAUDITED INTERIM FINANCIAL STATEMENTS

                         The accompanying unaudited financial statements for the period ended July 31, 1992 reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results of such period.

                         ACQUISITION COSTS IN EXCESS OF HISTORICAL BASIS OF NET ASSETS ACQUIRED FROM AFFILIATES

                         The Company purchased the net assets of Mayfair and the outstanding common stock of Robby Len in a series of transactions with affiliates. The acquisitions have been accounted for as combinations of companies under common control, with the net assets acquired (including costs in excess of net assets acquired arising from prior acquisitions by the affiliates) recorded at their historical cost, comparable to a pooling of interests. The acquisition costs in excess of the historical basis of the net assets acquired have been recorded as a charge to stockholders' equity.

                         INVENTORIES

                         Inventories are valued at the lower of cost (first-in, first-out) or market.

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

                         PROPERTY, PLANT AND EQUIPMENT

                         Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets for financial reporting purposes.

                         CASH EQUIVALENTS

                         The Company's policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents consist of certain highly liquid investments with an original maturity of less than three months. The Company has substantially all of its cash and cash equivalents in one financial institution.


                         COSTS IN EXCESS OF NET ASSETS ACQUIRED

                         Costs in excess of net assets acquired are being amortized by the straight-line method over 40 years. Amortization expense amounted to approximately $160,000 for the years ended July 31, 1995 and July 31, 1994, $80,000 and $170,000 for the six months ended July 31, 1993 and 1992, respectively, and $293,000 for the year ended January 31, 1993. The net book value relating to Mayfair totaled approximately $6,301,000 and was written off as part of discontinued operations during the year ended January 31, 1993 (see Note 8). The Company periodically reevaluates the carrying amount of the costs in excess of net assets acquired. Based on the Company's projections, and the estimated undiscounted future operating profits and cash flows of Robby Len, the Company expects to recover the remaining amount of the costs in excess of net assets acquired over the remaining estimated useful life of the asset.


                         LICENSE RIGHTS AND TRADEMARKS

                         License rights and trademarks have been amortized on the straight-line method over their estimated useful lives. Amortization expense amounted to $32,000 for the year ended January 31, 1993. The remaining net book value relating to Mayfair totaled approximately $278,000 and was written off as part of discontinued operations during the year ended January 31, 1993.

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

                         REVENUE RECOGNITION

                         Sales are recognized when products are shipped. Provision for estimated sales returns and allowances and losses are accrued at the time revenue is recognized.

                         NET INCOME (LOSS) PER COMMON SHARE

                         Net income (loss) per common share has been computed, after deducting applicable preferred stock dividend requirements, based upon the weighted average number of common shares outstanding during each of the respective years. In each year, common share equivalents relating to warrants were anti-dilutive and, therefore, not included in the computation.

                         INCOME TAXES

                         Effective February 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets have been reduced by a valuation allowance since realization is uncertain. The adoption had no cumulative effect on the financial statements.


2. INVENTORIES           Inventories consist of the following:

                         JULY 31,                             1995        1994
                         ------------------------------------------------------
                                                               (IN THOUSANDS)
                         Raw materials                      $2,791      $1,653
                         Work-in-process                       790         350
                         Finished goods                      1,936         978
                         ------------------------------------------------------
                                                            $5,517      $2,981
                         ------------------------------------------------------

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

3. LONG-TERM DEBT        Long-term debt consists of the following:
   AND CREDIT
   ARRANGEMENTS


                         JULY 31,                             1995        1994
                         ------------------------------------------------------
                                                               (IN THOUSANDS)
                         Term loan payable (a)              $6,999      $8,745
                         Litigation settlement (b)             229           -
                         Other (including $132 due to a
                          related party)                       294           -
                         ------------------------------------------------------
                                                             7,522       8,745
                         Less:  Current portion             (1,520)     (1,315)
                         ------------------------------------------------------
                                                            $6,002      $7,430
                         ------------------------------------------------------

                         The future minimum payments of the long-term debt are as follows:

                                                                 (IN THOUSANDS)
                         ------------------------------------------------------
                         1996                                           $1,520
                         1997                                            1,527
                         1998                                            1,528
                         1999                                            1,341
                         2000                                              965
                         Thereafter                                        641
                         ------------------------------------------------------
                                                                         7,522
                         Interest through maturity                       1,755
                         ------------------------------------------------------
                                                                        $9,277
                         ------------------------------------------------------

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

                         (a)  TERM LOAN

                              In a prior year, the Company entered into a credit agreement with two banks to provide a term loan facility of $24,000,000, the proceeds of which were used to fund the cash portions of the Robby Len and Mayfair acquisitions, and a revolving credit facility of $12,000,000, the proceeds of which were used to refinance short-term debt. Various amendments to the credit agreement were made during the past few years to (i) extend the maturity of the term loan payable in varying principal amounts through May 31, 1995; (ii) refinance the revolving credit borrowings with funds provided from a factoring agreement (see below); and (iii) cure previously existing events of default under certain loan covenants.

                              In fiscal 1994, the Company negotiated two additional significant amendments to the loan agreement. The first one, dated December 15, 1993, modified the payment terms and interest rates of the term loans and reduced the outstanding principal amount of the debt (payable to a related party, see below), upon the issuance of 20,000 shares of the $12 Preferred Series E Stock (the "Series E Preferred Stock"). The second amendment, dated July 31, 1994, extended the maturity dates of the loans, modified the payment terms and interest rates and reduced the outstanding principal amount of the debt by a total of $4,755,000.

                              The outstanding balance of the term loans is approximately $6,999,000 and $8,745,000 at July 31, 1995 and 1994, respectively. The loans are repayable in varying amounts through fiscal 2001. Interest, which is payable monthly, accrues at the rate of 1.5% above the one-year LIBOR (7.3125% at July 31, 1995 and 1994) for loans totaling approximately $4,431,000 and $5,478,000 at July 31, 1995 and 1994, respectively, and accrues at the rate of 1.5% above the prime rate (8.75% at July 31, 1995 and 1994) for the balance of the debt (approximately $2,568,000 and $3,267,000 at July 31, 1995 and 1994, respectively).

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

                              Accounting for these amendments, which is based on Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", resulted in an extraordinary gain of approximately $4,165,000 in the year ended July 31, 1994, as follows:

                                                                (IN THOUSANDS)
                              --------------------------------------------------
                              Balance of debt, July 31, 1993           $16,500
                              Principal payments, fiscal 1994           (1,000)
                              --------------------------------------------------
                                                                        15,500
                              Fair value of preferred stock issued
                                to retire debt                            (300)
                              Amortization in fiscal 1994 of deferred
                                interest resulting from first amendment   (231)
                              Accrued interest at date of second
                                amendment                                  290
                              --------------------------------------------------
                              Balance of debt prior to second amendment 15,259
                              Principal amount of new debt              (8,745)
                              Estimated interest on new debt through
                                maturity                                (2,457)
                              Professional fees and other costs           (158)
                              --------------------------------------------------
                                    Subtotal                             3,899
                              Forgiveness of accrued interest on the
                                subordinated note (see Note 4)             266
                              --------------------------------------------------
                                                                        $4,165
                              --------------------------------------------------

                              The new term loan agreement contains various covenants, including requirements relating to the maintenance of certain specified ratios and levels of income, as defined, and limitations on
                              (i) the creation of new debt, (ii) the
                              amortization of the subordinated debt (Note 4) and the redemption of the cumulative preferred stock (Note 5), (iii) the level of capital expenditures, and (iv) dividends and other restricted payments, as defined. At July 31, 1995, the Company was in violation of certain covenants for which waivers have been obtained.

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

                                   The term loans are subject to certain
                                   mandatory repayment provisions using proceeds received from (i) the sale of capital stock,
                                   (ii) the collection of certain receivables from related parties, (iii) the sale of collateral, and (iv) excess cash flow as defined in the agreement.

                              (b)  LITIGATION SETTLEMENT

                                   In December 1994, the Company entered into an agreement to pay $460,000 to a former executive in settlement of certain litigation. According to the terms of the agreement, an initial payment of $150,000 was made in December 1994, with the balance payable in five semi-annual installments of $50,000 commencing June 30, 1995 and a final payment of $60,000 on December 31, 1997. The settlement has been discounted at an annual effective interest rate of 9% to reflect its present value at July 31, 1995.

                              (c)  CREDIT AGREEMENTS

                                   In fiscal 1993, the Company entered into a $15,000,000 factoring agreement (the "Factor Agreement") whereby the Company assigned substantially all accounts receivable to the factor on a pre-approved nonrecourse basis for advances of up to 80% of unmatured accounts receivable and 35% of eligible inventories. Effective January 1, 1994, the Factor Agreement was amended from a nonrecourse to a recourse basis, whereby the Company bears all credit risk associated with the factored receivables. The Factor Agreement is secured by the Company's accounts receivable and inventories.

                                   In September 1995, the Factor Agreement was replaced with a credit agreement that provides a $15,000,000 revolving line of credit for advances based on a percentage of eligible inventory and accounts receivable. Borrowings under the revolving line of credit shall bear interest at either 1% above the higher of Federal Funds Rate plus 1/2% or the prime rate (the "Alternative Base Rate") or 2-1/2% above the applicable LIBOR reserve rate, at the

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

                                   Company's option, and be secured by the
                                   Company's accounts  receivable and
                                   inventories. The agreement, which expires
                                   August 31, 1997, contains various covenants including requirements relating to the maintenance of specific levels of working capital, net worth and net income, and restrictions on (i) the creation of new debt, (ii) the level of capital expenditures,
                                   (iii)  the payment of dividends and (iv) the
                                   redemption of stock and other restricted payments.

4.   SUBORDINATED NOTE        In May 1989, the Company issued to a related party
                              a $1,000,000 subordinated promissory note which bears interest at the rate of 9% per annum, payable semi-annually, with an original maturity of December 31, 1993. In connection with an amendment to the credit agreement, in December
                              1993, the holder of this note agreed to (i) forgive accrued and unpaid interest through December 15, 1993, in the amount of $266,250,
                              (ii) extend the maturity date of the note to  June
                              1998, and (iii) reduce the interest rate to 8%.

                              The subordinated promissory note is subject to certain restricted prepayment covenants and is subordinate to payment in full of all senior debt.

5.   CUMULATIVE               The Company's $9 Cumulative Preferred Series B
     REDEEMABLE               Stock ("Series B  Preferred Stock") has a
     PREFERRED STOCKS         redemption value of $100 per share and is  subject
                              to mandatory semi-annual redemption requirements commencing on June 30, 1995, with a final redemption on December 31, 1997. Such redemptions are not permitted according to the terms of the Company's loan agreement until payment in full of the senior debt. The shares were issued at a discount which is being amortized over the redemption period.

                              The Series B Preferred Stock is nonvoting and contains certain restrictions on the payment of dividends on the Common Stock or the acquisition of Common Stock by the Company.

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

                              In fiscal 1995, the Company entered into agreements providing for the exchange of 25,000 shares of the Series B Preferred Stock and accrued dividends thereon for 11,650 shares of the Company's $8.50 Cumulative Preferred Series H Stock ("Series H Preferred Stock") plus consideration of $85,000. The Series H Preferred Stock has a redemption value of $100 per share and is subject to mandatory redemption requirements commencing on May 1, 1996, with a final redemption on May 1, 2002.

                              The excess of the carrying value of the exchanged Series B Preferred Stock and accrued dividends thereon over the redemption value of the Series H Preferred Stock and consideration paid have been recorded as a capital contribution of approximately $2,097,000.

6. STOCKHOLDERS' EQUITY       The Series E Preferred Stock, with a stated value
                              $100 per share, is nonvoting and may be redeemed, subject to certain conditions, at the Company's option at anytime. The Series E Preferred Stock ranks senior to common shares as to dividends and liquidation preference.

                              The $12 Preferred Series F Stock (the "Series F Preferred Stock"), with a stated value of $100 per share, is nonvoting and may be redeemed, subject to certain conditions, at the Company's option. The Series F Preferred Stock was issued with warrants to purchase an aggregate of 3,918,140 shares of the Company's common stock. Each warrant entitles the holder to purchase the Company's common stock at an exercise price of $.10 per share through November 1, 1996.

                              The $10 Preferred Series G Stock (the "Series G Preferred Stock") has a stated value of $100 per share, is non-voting and may be redeemed by the Company, subject to certain conditions.

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

7.   PENSION PLANS            The Company has a noncontributory defined benefit
                              pension plan (the "Plan") covering substantially all employees in the Robby Len Division who are not members of a collective bargaining unit, and have met certain age and service requirements.
                              The normal retirement age is 65 with early retirement at age 55 provided the length of service requirements as defined in the plan have been met. Benefits are based upon a percentage of compensation. The Plan also provides for disability and death benefits. Effective July 31, 1994, the Company suspended the Plan and contributions have ceased. In fiscal 1994, a gain of approximately $340,000 was recorded on the curtailment and is included in other income.


                              The following table sets forth the Plan's funded status:


                              JULY 31,                            1995     1994
                              --------------------------------------------------
                                                               (IN THOUSANDS)

                              Actuarial present value of
                                benefit obligations:

                                 Accumulated benefit obligations,
                                   including vested benefits of
                                   $3,092 and $3,031              $3,096  $3,042
                              --------------------------------------------------

                                 Projected benefit obligation for
                                   services rendered to date      $3,096  $3,042

                                 Plan assets at fair value,
                                  primarily listed corporate stocks
                                   and bonds                       3,335   3,123
                              --------------------------------------------------

                                 Plan assets in excess of projected
                                   benefit obligation                239      81

                                 Unrecognized net gain from past
                                   experience different from that
                                   assumed                          (127)      -
                              --------------------------------------------------
                                       Prepaid pension costs        $112     $81
                              --------------------------------------------------

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

                              Net pension cost (credit) included the following components:

                                                                July 31,
                                                     ---------------------------January 31,
                              PERIOD OR YEAR ENDED     1995      1994     1993     1993
                              -------------------------------------------------------------
                                                            (IN THOUSANDS)
                              Service cost-benefit
                                earned during the
                                period                 $   -     $ 100    $  61    $ 123

                              Interest cost on
                                projected benefit
                                obligations              195       219      103      189

                              Actual return on plan
                                assets                  (396)     (129)    (164)    (230)
                              Net amortization and
                                deferral                 170       (90)     (54)      15
                              -------------------------------------------------------------

                                  Net periodic pension
                                    cost (credit)      $ (31)    $ 100    $ (54)   $  97
                              -------------------------------------------------------------

                              The following is a summary of significant actuarial assumptions used:

                                                                July 31,
                                                     ---------------------------January 31,
                              PERIOD OR YEAR ENDED     1995      1994     1993     1993
                              -------------------------------------------------------------
                              Discount rates           6.5%      6.5%     6.5%     6.75%

                              Rates of increase in
                                compensation levels   N/A        5.0      5.0      5.50

                              Expected long-term
                                rate of return on
                                assets                 7.5       7.5      7.5      7.75
                              -------------------------------------------------------------


                              The Company estimated the net pension cost for the six months ended July 31, 1992 based on historical results.

                              Effective October 1, 1994, the Company adopted a tax qualified 401(k) plan. Participants may contribute up to 15% of their salary. The Company will match 40% of the participant's contribution up to a maximum of 6% of each participant's salary. The expense related to the 401(k) plan was approximately $54,000 for the year ended July 31, 1995.

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

                              The Company also contributes to noncontributory, multi-employer retirement and health plans for its union employees. The Company's contributions to the plans were approximately $1,029,000 and $774,000 for the years ended July 31, 1995 and 1994, $278,000 and $363,000 for the six months ended July 31, 1993 and 1992, respectively, and $739,000 for the year ended January 31, 1993.

8. DISCONTINUED               In November 1992, the Company announced plans for
   OPERATIONS                 the  discontinuance of its Mayfair division. The
                              Mayfair division designed,  manufactured and
                              distributed juniors', misses' and children's
                              specialty  apparel, including sportswear imprinted
                              with proprietary and licensed  characters and
                              logos. By July 31, 1993, the Company had ceased
                              substantially all operations at its Mayfair design
                              and showroom  facilities, as well as its
                              manufacturing and warehousing locations.   Upon
                              the discontinuation of the sportswear operations of the Mayfair division, the primary remaining operations of the Company consisted of the Robby
                              Len swimwear business. The net assets of the Mayfair discontinued operations at July 31, 1994 consisted of approximately $334,000 of property, plant and equipment that was sold in fiscal 1995 for the approximate carrying value.

                              The loss on disposal of the Mayfair division for the year ended January 31, 1993 consisted of the following :

                              ------------------------------------------------
                                                               (IN THOUSANDS)
                              Write-off of costs in excess of net
                               assets acquired                         $6,301
                              Write-off of license rights and
                               trademarks                                 278
                              Provision for contractual obligations       335
                              Write-down of machinery and equipment       127
                              Provision for salaries and services         385
                              Miscellaneous write-offs and provisions     188
                              Net loss from operations during phase-out
                               period (primarily inventory write-downs)   761
                              ------------------------------------------------
                                                                       $8,375
                              ------------------------------------------------

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

                              During the six months ended July 31, 1993, the Company recognized income of approximately $99,000 related to the adjustment of prior estimated accruals on the discontinued Mayfair operations.

                              Net sales of the Mayfair division were
                              approximately $10,704,000 for the six months ended July 31, 1992 and $22,013,000 for the year ended January 31, 1993.

9.   RELATED PARTY            Certain of the Company's swimwear products are
     TRANSACTIONS             manufactured on a  contract basis by companies
                              owned by certain officers of the Robby Len division. Amounts paid to such contractors approximated $2,888,000 and $2,587,000 for the years ended July 31, 1995 and 1994, respectively, $1,349,000 and $1,916,000 for the six months ended
                              July 31, 1993 and 1992, respectively, and
                              $3,641,000 for the year  ended January 31, 1993.

                              Rent expense includes payments to an affiliate of approximately $214,000 and $164,000 for the years ended July 31, 1995 and 1994, respectively, $82,000 for each of the six months ended July 31, 1993 and 1992, and $164,000 for the year ended January 31, 1993 for rental of a warehouse and production facility.

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

10.  INCOME TAXES             Deferred income taxes reflect the impact of
                              temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These temporary differences are determined in accordance with SFAS 109. Deferred tax liabilities (assets) are comprised of the following:

                              JULY 31,                        1995       1994
                              --------------------------------------------------
                                                               (IN THOUSANDS)
                              Inventory (Section 263A)      $  (26)    $   24
                              Accumulated depreciation        (129)         -
                              Receivable reserve              (170)       (79)
                              Other accruals                  (187)      (292)
                              Net operating loss           (17,519)   (18,313)
                              --------------------------------------------------
                              Gross deferred tax assets    (18,031)   (18,660)
                              Accumulated depreciation           -        233
                              --------------------------------------------------
                                   Subtotal                (18,031)   (18,427)
                              Valuation allowance           18,031     18,427
                              --------------------------------------------------
                              Net deferred tax asset       $     -     $    -
                              --------------------------------------------------

                              The current provision for income taxes consists of state income taxes. For the years ended July 31, 1995 and 1994, the six months ended July 31, 1993 and the year ended January 31, 1993, Federal income taxes have not been provided for because of net operating losses. The provision for income taxes for the six months ended July 31, 1992 consists of current state income taxes of approximately $8,000 and deferred Federal and state income taxes of approximately $395,000, which is offset by net operating loss carryforwards.

                              At July 31, 1995, the Company has the ability to offset future taxable income aggregating approximately $43,797,000 with tax loss carryforwards which expire at various times from 1998 to 2009.

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

11.  LEASES                   The Company leases plant, warehouse and office
                              facilities and machinery and equipment under noncancellable operating leases that expire in various years through 2000. One of the plant facilities is leased from an affiliate (see Note
                              9). Certain of the leases, which may be renewed for periods ranging from five to ten years, provide for rental adjustments based upon cost of living escalations, changes in the Consumer Price
                              Index and for payments by the Company for maintenance costs, property taxes and other occupancy costs in excess of specified amounts and insurance obligations on the leased property.


                              Future minimum lease payments, including rent payable to an affiliate (see Note 9), under noncancellable operating leases as of July 31, 1995 are as follows:

                              -------------------------------------------------
                                                                (IN THOUSANDS)
                              1996                                      $  806
                              1997                                         774
                              1998                                         717
                              1999                                         622
                              2000                                         370
                              -------------------------------------------------
                                   Total                                $3,289
                              -------------------------------------------------

                              Rent expense amounted to approximately $645,000 and $649,000 for the years ended July 31, 1995 and 1994, respectively, $339,000 and $285,000 for the six months ended July 31, 1993 and 1992, respectively, and $1,103,000 and for the year ended January 31, 1993.

12.  INCENTIVE                The Company has a management incentive
     COMPENSATION PLANS       compensation plan for  certain key executives and
     AND EMPLOYMENT           employees. The incentive compensation is  based
     ARRANGEMENTS             upon percentages of adjusted pre-tax earnings, as
                              defined, of the Robby Len division. For the year ended July 31, 1995, such compensation amounted to approximately $364,000. For each of the years ended July 31, 1994 and January 31, 1993, such compensation amounted to approximately $300,000.
                              Such compensation for the period ended July 31, 1993 was not significant.

                                                           APPAREL AMERICA, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
                                           (INFORMATION FOR THE SIX MONTHS ENDED
                                                     JULY 31, 1992 IS UNAUDITED)
--------------------------------------------------------------------------------

13.  COMMITMENTS,             (a)  The Company is a party to certain litigation
     CONTINGENCIES AND             incurred in the  normal course of business.
     OTHER COMMENTS                While any litigation has an element of
                                   uncertainty, the litigation pending against the Company either (i) seeks immaterial damage amounts, or (ii) in the opinion of management and the Company's outside legal counsel, will be resolved in a manner that should not have a material adverse effect on the Company's financial statements.

                              (b)  Financial instruments which potentially
                                   expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the apparel retail business. Sales to one customer approximated 13% for each of the years ended July 31, 1995 and 1994, 16% and 24% for the six months ended July 31, 1993 and 1992, respectively, and 23% for the year ended January 31, 1993. Pursuant to the amended Factor Agreement (see Note 3), the receivables are assigned to the factor on a recourse basis. At July 31, 1995, the outstanding accounts receivable with the factor totaled approximately $4,900,000.

14.  SUBSEQUENT EVENTS        On August 7, 1995, the Company acquired from
                              Milady Brassiere & Corset Co., Inc. ("Milady") the tradenames Roxanne, Harbour Casual and Coco
                              Reef. The purchase price for the tradenames is to be determined based on a percentage of net sales of goods bearing the tradenames Roxanne and Harbour Casual over the next seven years, with a minimum guaranteed purchase price of $1,700,000.
                              The Company also agreed to (i) purchase approximately $500,000 of inventory bearing the purchased tradenames as well as assumed matching customer purchase orders against this inventory and (ii) enter into employment agreements with two of the principals of Milady. The Company advanced $200,000 to Milady prior to July 31, 1995, which is included in prepaid expenses and other current assets.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Apparel America, Inc.
New Haven, Connecticut

The audits referred to in our report dated September 21, 1995, relating to the financial statements of Apparel America, Inc. which is included in Item 8 of this Form 10-K, included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.





BDO Seidman, LLP


New York, New York

September 21, 1995

                                                           APPAREL AMERICA, INC.


                                               VALUATION AND QUALIFYING ACCOUNTS
                                                          (THOUSANDS OF DOLLARS)
                                                                     SCHEDULE II

--------------------------------------------------------------------------------


           Column A                       Column B           Column C                          Column D                 Column E
-------------------------------------    ----------   --------------------------------------------------------------- -----------
                                                             Additions                         Deductions
                                                      ----------------------  ---------------------------------------
                                                                                              Transferred
                                                                               Uncollectible    to net     Transferred
                                                                                 accounts      balance         to        Balance
                                          Balance at   Charged to   Charged      written        due        net ssets of    at
                                          beginning    costs and    to other    off, net of     from       discontinued    end
          Description                     of period    expenses     accounts    recoveries      factor      operations    period
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JULY 31, 1995:
  Reserves and allowances deducted
    from asset accounts:
       Allowance for uncollectible
         accounts:
            Accounts receivable             $  147        $195      $    -        $  40          $ -          $  -       $302
            Due from factor                     50           -           -          (74)           -             -        124
--------------------------------------------------------------------------------------------------------------------------------
                                            $  197        $195      $    -        $ (34)         $ -          $  -       $426
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JULY 31, 1994:
   Reserves and allowances deducted
     from asset accounts:
        Allowance for uncollectible
          accounts:
             Accounts receivable            $    -        $197      $    -        $   -          $50          $  -       $147
             Due from factor                    97           -          50           97            -             -         50
--------------------------------------------------------------------------------------------------------------------------------
                                            $   97        $197      $   50        $  97          $50          $  -       $197
--------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JULY 31, 1993:
   Reserves and allowances deducted
     from asset accounts:
        Allowance for uncollectible
          accounts:
             Accounts receivable            $    -        $ 97      $    -       $    -          $97          $  -       $  -
             Due from factor                    89           -          97           89            -             -         97
             Net assets of discontinued
               operations                      525           -           -          525            -             -          -
--------------------------------------------------------------------------------------------------------------------------------
                                            $  614        $ 97      $   97       $  614          $97          $  -       $ 97
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1993:
   Reserves and allowances deducted
     from asset accounts:
        Allowance for uncollectible
          accounts:
             Accounts receivable            $1,194        $ 89      $    -       $   66          $89        $1,128       $  -
             Due from factor                     -           -          89            -            -             -         89
             Net assets of discontinued
               operations                        -         370       1,128          973            -             -        525
--------------------------------------------------------------------------------------------------------------------------------
                                            $1,194        $459      $1,217       $1,039          $89        $1,128       $614
--------------------------------------------------------------------------------------------------------------------------------

(1) Balance transferred from allowance for uncollectible accounts recoverable.

                                  EXHIBIT INDEX

Number       Description
------       -----------

2.1          Joint Plan of Reorganization dated
             July 7, 1987 (filed as Exhibit 2.1
             to the Company's Annual Report on
             Form 10-K for the fiscal year ended
             January 31, 1988 and incorporated
             herein by reference.)

2.2          Amended Joint Plan of Reorganization
             dated September 29, 1987 (filed as
             Exhibit 2.2 to the Company's Annual
             Report on Form 10-K for the fiscal
             year ended January 31, 1988 and
             incorporated herein by reference.)

3.1          Articles of Incorporation of Apparel
             America, Inc. (filed as Exhibit 3(i)
             to the Company's Current Report on
             Form 8-K dated January 26, 1989 and
             incorporated herein by reference.)

3.2          By-Laws of Apparel America, Inc.
             (filed as Exhibit 3(i) to the
             Company's Annual Report on Form 10-K
             for the fiscal year ended January
             31, 1988 and incorporated herein by
             reference.)

4.1          Specimen Certificate of Common Stock
             of Apparel America, Inc. (filed as
             Exhibit 4.1 to the Company's Annual
             Report on Form 10-K for the fiscal
             year ended January 31, 1989 and
             incorporated herein by reference.)

4.2          Certificate of Designation,
             References and Rights of $12
             Cumulative Preferred Stock of
             Apparel America, Inc. (filed as
             Exhibit 4.2 to the Company's Annual
             Report on Form 10-K for the fiscal
             year ended January 31, 1989 and
             incorporated herein by reference.)

4.3          Specimen Certificate of $12
             Cumulative Preferred Stock of
             Apparel America, Inc. (filed as
             Exhibit 4.3 to the Company's Annual
             Report on Form 10-K for the fiscal
             year ended January 31, 1989 and
             incorporated herein by reference.)

4.4          Form of Registration Rights
             Agreement Relating to Apparel
             America, Inc. Common Stock (filed as
             Exhibit (4)(i) to the Company's
             Current Report on Form 8-K dated May
             29, 1989 and incorporated herein by
             reference.)

4.5          Certificate of Designation,
             Preferences and Rights of $9
             Cumulative Preferred Series B Stock
             of Apparel America, Inc. (filed as
             Exhibit (4)(ii) to the Company's
             Current Report on Form 8-K dated May
             29, 1989 and incorporated herein by
             reference.)

4.6          Specimen Certificate of $9
             Cumulative Preferred Series B Stock
             of Apparel America, Inc.  (Filed as
             Exhibit 4.6 to the Company's Annual
             Report on Form 10-K for the fiscal
             year ended January 31, 1990 and
             incorporated herein by reference.)

4.7          Certificate of Designation,
             Preferences and Rights of $12
             Cumulative Preferred Series C Stock
             of Apparel America, Inc. (filed as
             Exhibit (4)(iii) to the Company's
             Current Report on Form 8-K dated May
             29, 1989 and incorporated herein by
             reference.)

4.8          Specimen Certificate of $12
             Cumulative Preferred Series C Stock
             of Apparel America, Inc.  (Filed as
             Exhibit 4.8 to the Company's Annual
             Report on Form 10-K for the fiscal
             year ended January 31, 1990 and
             incorporated herein by reference.)

4.9          Form of 9% Subordinated Note due
             December 31, 1993 of Apparel
             America, Inc. (filed as Exhibit
             (4)(iv) to the Company's Current
             Report on Form 8-K dated May 29,
             1989 and incorporated herein by
             reference.)

4.10         Form of 11% Subordinated Notes due
             December 31, 1994 of Apparel
             America, Inc. (filed as Exhibit
             (4)(v) to the Company's Current
             Report on Form 8-K dated May 29,
             1989 and incorporated herein by
             reference.)

4.11         Form of 12% Subordinated Notes due
             December 31, 1998 of Apparel
             America, Inc. (included as Exhibit B
             to the Asset Purchase Agreement
             filed as Exhibit 2 to the Company's
             Current Report on Form 8-K dated May
             29, 1989 and incorporated herein by
             reference.)

4.12         Certificate of Amendment of
             Certificate of Designation,
             Preferences and Rights of $12
             Cumulative Preferred Stock of
             Apparel America, Inc.  (Filed as
             Exhibit 4.12 to the Company's Annual
             Report on Form 10-K for the fiscal
             year ended January 31, 1990 and
             incorporated herein by reference.)

4.13         Certificate of Amendment of
             Certificate of Designation,
             Preferences and Rights of $12
             Cumulative Preferred Series C Stock
             of Apparel America, Inc.  (Filed as
             Exhibit 4.13 to the Company's Annual
             Report on Form 10-K for the fiscal
             year ended January 31, 1990 and
             incorporated herein by reference.)

4.14         Certificate of Designation, Rights
             and Preferences of $10 Cumulative
             Preferred Series D Stock of Apparel
             America, Inc.  (Filed as Exhibit
             4.14 to the Company's Annual Report
             on Form 10-K for the fiscal year
             ended January 31, 1990 and
             incorporated herein by reference.)

4.15         Specimen Certificate of $10
             Cumulative Preferred Series D Stock
             of Apparel America, Inc.  (Filed as
             Exhibit 4.15 to the Company's Annual
             Report on Form 10-K for the fiscal
             year ended January 31, 1990 and
             incorporated herein by reference.)

4.16         Certificate of Designation, Rights
             and Preferences of $12 Preferred
             Series E Stock of Apparel America,
             Inc.  (Filed as Exhibit 4.16 to the
             Company's Annual Report on Form 10-K
             for the fiscal year ended
             January 31, 1990 and incorporated
             herein by reference.)

4.17         Specimen Certificate of $12
             Preferred Series E Stock of Apparel
             America, Inc.  (Filed as Exhibit
             4.17 to the Company's Annual Report
             on Form 10-K for the fiscal year
             ended January 31, 1990 and
             incorporated herein by reference.)

4.18         Certificate of Designation, Rights
             and Preferences of $12 Preferred
             Series F Stock of Apparel America,
             Inc. (Previously filed)

4.19         Specimen Certificate of $12
             Preferred Series F Stock of Apparel
             America, Inc. (Previously filed)

4.20         Certificate of Designation, Rights
             and Preferences of $10 Preferred
             Series G Stock of Apparel America,
             Inc. (Previously filed)

4.21         Specimen Certificate of $10
             Preferred Series G Stock of Apparel
             America, Inc. (Previously filed)

4.22         Certificate of Designation, Rights
             and Preferences of $8.50 Cumulative
             Preferred Series H Stock of Apparel
             America, Inc. (filed herewith)

4.23         Specimen Certificate of $8.50
             Cumulative Preferred Series H Stock
             of Apparel America, Inc. (filed
             herewith)

10.1         Form of Promissory Note from Miller
             Shoe Industries, Inc. to affiliates
             of certain stockholders (filed as
             Exhibit 10.1 to the Company's Annual
             Report on Form 10-K for the fiscal
             year ended January 31, 1988 and
             incorporated herein by reference.)

10.2         Stock Acquisition Agreement dated
             January 3, 1989 between Apparel
             America, Inc. and Great American
             Industries, Inc. (filed as Exhibit
             10.2 to the Company's Annual Report
             on Form 10-K for the fiscal year
             ended January 31, 1989 and
             incorporated herein by reference.)

10.3         12% Subordinated Promissory Note
             dated January 13, 1989 from Apparel
             America, Inc. to Great American
             Industries, Inc. in the original
             principal amount of $1,650,000
             (filed as Exhibit 10.3 to the
             Company's Annual Report on Form 10-K
             for the fiscal year ended
             January 31, 1989 and incorporated
             herein by reference.)

10.4         Asset Purchase Agreement dated as of
             April 27, 1989 by and between
             Apparel America, Inc. and Mayfair
             Industries, Inc. (filed as Exhibit 2
             to the Company's Current Report on
             Form 8-K dated May 29, 1989 and
             incorporated herein by reference.)

10.5         Amended and Restated Credit
             Agreement dated as of May 12, 1989
             among Apparel America, Inc., Norstar
             Bank, Manufacturers Hanover Trust
             Company and Norstar Bank, as Agent
             (filed as Exhibit (10)(i) to the
             Company's Current Report on Form 8-K
             dated May 29, 1989 and incorporated
             herein by reference.)

10.6         Form of Purchase Agreement for
             60,000 Units consisting of 60,000
             Shares of $9 Cumulative Preferred
             Series B Stock and 498,000 Shares of
             Common Stock of Apparel America,
             Inc. (filed as Exhibit (10)(ii) to
             the Company's Current Report on Form
             8-K dated May 29, 1989 and
             incorporated herein by reference.)

10.7         Form of Purchase Agreement for
             $5,000,000 Subordinated C Notes due
             December 31, 1994 of Apparel
             America, Inc. (filed as Exhibit
             (10)(iii) to the Company's Current
             Report on Form 8-K dated May 29,
             1989 and incorporated herein by
             reference.)

10.8         Form of Purchase Agreement for
             $1,000,000 Subordinated B Note due
             December 31, 1993 Apparel America,
             Inc. (filed as Exhibit (10)(iv) to
             the Company's Current Report on Form
             8-K dated May 29, 1989 and
             incorporated herein by reference.)

10.9         Amendment dated as of December 21,
             1989 to Amended and Restated Credit
             Agreement dated as of May 12, 1989
             among Apparel America, Inc., Norstar
             Bank, Manufacturers Hanover Trust
             Company and Norstar Bank, as Agent.
             (Filed as Exhibit 10.8 to the
             Company's Annual Report on Form 10-K
             for the fiscal year ended
             January 31,

             1990 and incorporated herein by reference.)

10.10        Preferred Stock and Warrant Purchase
             Agreement dated as of January 29,
             1990 between Mayfair Industries,
             Inc. and Apparel America, Inc.
             (Filed as Exhibit 10.9 to the
             Company's Annual Report on Form 10-K
             for the fiscal year ended
             January 31, 1990 and incorporated herein by reference.)

10.11        Preferred Stock and Warrant Purchase
             Agreement dated as of January 29,
             1990 between Great American
             Industries, Inc. and Apparel
             America, Inc.  (Filed as Exhibit
             10.10 to the Company's Annual Report
             on Form 10-K for the fiscal year
             ended January 31, 1990 and
             incorporated herein by reference.)

10.12        Agreement to Extend Payment Dates
             dated as of January 29, 1990 between
             Mayfair Industries, Inc. and Apparel
             America, Inc.  (Filed as Exhibit
             10.11 to the Company's Annual Report
             on Form 10-K for the fiscal year
             ended January 31, 1990 and
             incorporated herein by reference.)

10.13        Agreement to Extend Payment Dates
             dated as of January 29, 1990 between
             Great American Industries, Inc. and
             Apparel America, Inc.  (Filed as
             Exhibit 10.12 to the Company's
             Annual Report on Form 10-K for the
             fiscal year ended January 31, 1990
             and incorporated herein by
             reference.)

10.14        Letter Agreement dated January 29,
             1990 from Burton I. Koffman to
             Apparel America, Inc. re 11%
             Subordinated Note Due December 31,
             1994.  (Filed as Exhibit 10.13 to
             the Company's Annual Report on Form
             10-K for the fiscal year ended
             January 31, 1990 and incorporated
             herein by reference.)

10.15        Letter Agreement dated February 1,
             1990 from REK Corp. to Apparel
             America, Inc. re 11% Subordinated
             Notes Due December 31, 1994  (Filed
             as Exhibit

             10.14 to the Company's Annual
             Report on Form 10-K for the
             fiscal year ended January 31, 1990
             and incorporated herein by
             reference.)

10.16        Forms of Warrants dated as of
             January 29, 1990 issued by Apparel
             America, Inc. to Mayfair Industries,
             Inc. and Great America Industries,
             Inc.  (Filed as Exhibit 10.15 to the
             Company's Annual Report on Form 10-K
             for the fiscal year ended
             January 31, 1990 and incorporated
             herein by reference.)

10.17        Amendment dated as of April 27, 1990
             to Amended and Restated Credit
             Agreement dated as of May 12, 1989
             among Apparel America, Inc., Norstar
             Bank, Manufacturers Hanover Trust
             Company and Norstar Bank, as Agent.
             (Filed as Exhibit 10.16 to the
             Company's Annual Report on Form 10-K
             for the fiscal year ended
             January 31, 1990 and incorporated
             herein by reference.)

10.18        Preferred Stock and Warrant
             Assignment dated as of January 31,
             1990 from Great American Industries,
             Inc. to REK Corp.  (Filed as Exhibit
             10.17 to the Company's Annual Report
             on Form 10-K for the fiscal year
             ended January 31, 1990 and
             incorporated herein by reference.)

10.19        Preferred Stock Exchange Agreement
             dated as of April 19, 1990 between
             Mayfair Industries, Inc. and Apparel
             America, Inc.  (Filed as Exhibit
             10.18 to the Company's Annual Report
             on Form 10-K for the fiscal year
             ended January 31, 1990 and
             incorporated herein by reference.)

10.20        Preferred Stock Exchange Agreement
             dated as of April 19, 1990 between
             Great America Industries, Inc. and
             Apparel America, Inc.  (Filed as
             Exhibit 10.19 to the Company's
             Annual Report on Form 10-K for the
             fiscal year ended January 31, 1990
             and incor-
             porated herein by reference.)

10.21        Preferred Stock Exchange Agreement
             dated as of April 19, 1990 between
             REK Corp. and Apparel America, Inc.
             (Filed as Exhibit 10.20 to the
             Company's Annual Report on Form 10-K
             for the fiscal year ended
             January 31, 1990 and incorporated
             herein by reference.)

10.22        Second Amended and Restated Credit
             Agreement dated as of October 1,
             1991 among Apparel America, Inc.,
             Norstar Bank, Manufacturers Hanover
             Trust Company and Norstar Bank, as
             Agent. (Previously filed)

10.23        First Amendment to Second Amended
             and Restated Credit Agreement dated
             as of October 1, 1991 by and among
             Apparel America, Inc., Norstar Bank
             and Manufacturers Hanover Trust
             Company. (Previously filed)

10.24        Preferred Stock Exchange Agreement
             dated November 4, 1991 and effective
             as of February 1, 1991 between Great
             American Industries, Inc. and
             Apparel America, Inc. (Previously
             filed)

10.25        Preferred Stock Exchange Agreement
             dated November 4, 1991 and effective
             as of February 1, 1991 between
             Mayfair Industries, Inc. and Apparel
             America, Inc. (Previously filed)

10.26        Preferred Stock Exchange Agreement
             dated November 4, 1991 and effective
             as of February 1, 1991 between REK
             Corp. and Apparel America, Inc.
             (Previously filed)

10.27        Preferred Stock Exchange Agreement
             dated November 4, 1991 and effective
             as of February 1, 1991 between Ben
             Arnold Company, Inc. and Apparel
             America, Inc. (Previously filed)

10.28        Preferred Stock Exchange Agreement
             dated November 4, 1991 and effective
             as of October 1, 1991 between
             Mayfair

             Industries, Inc. and Apparel
             America, Inc. (Previously filed)

10.29        Preferred Stock Exchange Agreement
             dated November 4, 1991 between
             Burton I. Koffman and Apparel
             America, Inc. (Previously filed)

10.30        Fifth Amended and Restated Credit
             Agreement dated as of effective July
             31, 1994 andy Apparel America, Inc.
             Connections Development Authority,
             A.I. Associates and Binghamton
             Savings Bank. (Previously filed)

22           Subsidiaries of Apparel America,
             Inc. (filed herewith)

28.1         Bankruptcy Court Order dated
             November 25, 1987 Confirming Joint
             Plan of Reorganization (filed as
             Exhibit 28.1 to the Company's Annual
             Report on Form 10-K for the fiscal
             year ended January 31, 1988 and
             incorporated herein by reference.)