Form 10-Q
period 1995-10-31
APPAREL AMERICA INC
filed 1995-12-15
CIK 4319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended                OCTOBER 31, 1995
                               -------------------------------------------------

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

                         Commission File Number:  04954
                         ------------------------------


                              APPAREL AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                      13-2648900
------------------------------------- ------------------------------------------
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

   1175 State Street
 New Haven, Connecticut                                 06511
------------------------------------------------ -------------------------------
(Address of principal executive offices)          (Zip Code)

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes   X    No
                                               ------    ------

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes    X          No
                             -------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.05 par value -- 7,689,559 shares as of December 5, 1995.

                                      INDEX

                                    FORM 10-Q


                              APPAREL AMERICA, INC.


Part I.  Financial Information                                   Page No.
------------------------------                                   --------

Item 1.   Financial Statements (Unaudited)

          Condensed Balance Sheets -
            October 31, 1995 and July 31, 1995                     3 - 4

          Condensed Statements of Operations -
            Three Months Ended October 31, 1995 and 1994             5

          Condensed Statements of Cash Flows -
            Three Months Ended October 31, 1995 and 1994             6

          Condensed Statement of Stockholders'
            Deficit - Three Months Ended October 31, 1995            7

          Notes to Condensed Financial Statements -
            October 31, 1995                                       8 - 11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   12 - 13


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                           14

Signatures                                                           15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

APPAREL AMERICA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS                                           October 31,      July 31,
                                                    1995            1995
                                                 -----------      ---------
                                                 (Unaudited)       (Note)
CURRENT ASSETS:
  Cash and cash equivalents                               $7           $29
  Accounts receivable - net                            3,041           463
  Due from factor - net -- Note C                         --         2,249
  Inventories -- Note B                               14,117         5,517
  Due from affiliates                                    240           256
  Prepaid expenses and other current assets              264           307

                                                 -----------   -----------
                           TOTAL CURRENT ASSETS       17,669         8,821

PROPERTY AND EQUIPMENT -- at cost
  Machinery and equipment                              4,471         4,320
  Leasehold improvements                               2,470         2,420
                                                 -----------   -----------
                                                       6,941         6,740

  Less accumulated depreciation and amortization       5,243         5,123
                                                 -----------   -----------
                                                       1,698         1,617

INTANGIBLES AND OTHER ASSETS:
  Trademark, less accumulated amortization of
  $28 -- Note C                                        1,672            --
  Cost in excess of net assets acquired, less
  accumulated amortization of $1,077 and $1,037        4,607         4,647
  Other assets                                            11            10
                                                 -----------   -----------
                                                       6,290         4,657
                                                 -----------   -----------

                                                     $25,657       $15,095
                                                 -----------   -----------
                                                 -----------   -----------


NOTE: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed financial statements

APPAREL AMERICA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)


LIABILITIES AND STOCKHOLDERS' DEFICIT                                    October 31,      July 31,
                                                                            1995           1995
                                                                         -----------      ---------
                                                                         (Unaudited)      (Note)
CURRENT LIABILITIES:
  Current portion of long-term debt -- Note C                                 $1,525        $1,520
  Current portion of deferred interest -- Note C                                 573           573
  Accounts payable                                                             4,269         1,366
  Loan payable - revolver -- Note C                                            9,062            --
  Other current liabilities and accrued expenses                                 732           690
  Accrued compensation                                                           561           859
  Due to affiliates                                                              151           525
                                                                         -----------      ---------
                                TOTAL CURRENT LIABILITIES                     16,873         5,533

LONG-TERM DEBT, LESS CURRENT PORTION -- NOTE C                                 7,172         6,002

DEFERRED INTEREST --LONG TERM PORTION -- NOTE C                                1,031         1,182

DIVIDENDS PAYABLE -- NOTE E                                                    1,417         1,339

SUBORDINATED NOTE PAYABLE -- NOTE D                                            1,000         1,000
                                                                         -----------      ---------
                                        TOTAL LIABILITIES                     27,493        15,056
                                                                         -----------      ---------
$9 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE E                             3,395         3,372

$8.50 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE E                          1,165         1,165

STOCKHOLDERS' DEFICIT -- Notes E and F
  $12 Preferred Stock, Series E - par value $.05 per share (stated
  value $100 per share); authorized 300,000 shares; issued and
  outstanding 163,833 shares                                                  16,383        16,383
  $12 Preferred Stock, Series F - par value $.05 per share (stated
  value $100 per share); authorized 100,000 shares; issued and
  outstanding 70,221 shares                                                    7,022         7,022
  $10 Preferred Stock, Series G - par value $.05 per share (stated
  value $100 per share); authorized 200,000 shares; issued and
  outstanding 170,793 shares                                                  17,079        17,079
  Common stock, par value $.05 per share; authorized 15,000,000
  shares; issued 7,710,224 and 7,410,223                                         386           371
  Additional paid-in capital                                                  23,803        23,803
  Deficit                                                                    (43,108)      (41,195)
  Less:
  Treasury stock-at cost - 20,665 shares                                        (129)         (129)
  Acquisition cost in excess of historical basis of net assets
  acquired from an affiliate                                                 (27,832)      (27,832)
                                                                         -----------      ---------
                              TOTAL STOCKHOLDERS' DEFICIT                     (6,396)       (4,498)
                                                                         -----------      ---------
                                                                             $25,657       $15,095
                                                                         -----------      ---------
                                                                         -----------      ---------

NOTE: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)


                                                           Three Months Ended
                                                               October 31,
                                                          -----------------------
                                                            1995          1994
                                                          -----------------------
NET SALES                                                  $2,796        $2,167

COST OF GOODS SOLD                                          2,384         1,563
                                                        ----------    ---------
  GROSS PROFIT                                                412           604

OPERATING EXPENSES
  Selling, design and promotion                               825           531
  Shipping and warehousing                                    327           202
  General and administrative                                  857           796
                                                        ----------    ---------
  Total operating expenses                                  2,009         1,529
                                                        ----------    ---------
OPERATING LOSS                                             (1,597)         (925)

OTHER NON-OPERATING CHARGES:
  Interest and financing costs - net                          171            44
  Other expense -- Note F                                      --           412
                                                        ----------    ---------
                                                              171           456
                                                        ----------    ---------
LOSS BEFORE PROVISION FOR INCOME TAXES
                                                           (1,768)       (1,381)

Provision for income taxes                                      5             5
                                                        ----------    ---------
NET LOSS                                                   (1,773)       (1,386)

Preferred stock dividends and accretion on
  redeemable preferred stock                                  140           200
                                                        ----------    ---------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                ($1,913)      ($1,586)
                                                        ----------    ---------
                                                        ----------    ---------

Net loss per common share                                  ($0.25)       ($0.21)
                                                        ----------    ---------
                                                        ----------    ---------

Average number of common shares outstanding             7,689,559     7,389,550
                                                        ---------     ---------
                                                        ---------     ---------





See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                          Three Months Ended
                                                               October 31,
                                                        -----------------------
                                                          1995          1994
                                                        -----------------------
OPERATING ACTIVITIES:

Net cash used in operating activities                   ($10,601)      ($4,803)
                                                        ---------      --------
                                                        ---------      --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                (201)         (367)
  Purchase of trademark                                   (1,700)            --
                                                        ---------      --------
Net cash used in investing activities                     (1,901)         (367)
                                                        ---------      --------
FINANCING ACTIVITIES:
  Increase in loan payable - revolver                      9,062             --
  Increase in long-term debt                               1,200             --
  Decrease in due from factor                              2,249         5,550
  Payments on long-term debt                                 (31)         (364)
                                                        ---------      --------
Net cash provided by financing activities                 12,480         5,186
                                                        ---------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (22)           16

Cash and cash equivalents, at beginning of period             29            80
                                                        ---------      --------
Cash and cash equivalents, at end of period                   $7           $96
                                                        ---------      --------
                                                        ---------      --------


See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

(in thousands, except share data)


                                             PREFERRED                COMMON        ADDITIONAL
                                           STOCK ISSUED            STOCK ISSUED      PAID-IN
                                         ---------------         -----------------
                                         SHARES    AMOUNT        SHARES     AMOUNT   CAPITAL     DEFICIT
                                         ------    ------        ------     ------   -------     -------
BALANCE, at August 1, 1995               404,847  $40,484       7,410,223    $371    $23,803    ($41,195)

Issuance of common stock                                          300,000      15

Fractional shares                                                       1

Net loss for the three months
  ended October 31, 1995                                                                          (1,773)

Dividends and accretion on Redeemable
  Preferred Stock                                                                                   (140)


                                         -------  -------       ---------    ----   -------    ---------
Balance, at October 31, 1995             404,847  $40,484       7,710,224    $386   $23,803    ($43,108)
                                         -------  -------       ---------    ----   -------    ---------
                                         -------  -------       ---------    ----   -------    ---------







See notes to condensed financial statements.

APPAREL AMERICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 1995



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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

The operations of the Company's sole division, Robby Len Fashions, are significantly affected by seasonal influences. The results for the three month period ended October 31, 1995 are not necessarily indicative of the results that may be expected for a full fiscal year.



NOTE B--INVENTORIES


The components of inventory consist of the following:

                                    October 31,   July 31,
                                       1995        1995
                                    ----------    -------
                                        (000's omitted)
               Raw materials       $  4,237       $  2,791
               Work in process        3,244            790
               Finished goods         6,636          1,936
                                   --------       --------
                                   $ 14,117       $  5,517
                                   --------       --------
                                   --------       --------

APPAREL AMERICA, INC.

October 31, 1995

NOTE C -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                         October 31,          July 31,
                                            1995                1995
                                         ----------           -------
                                                 (000's omitted)
     Term loan payable                   $      6,999        $     6,999
     Litigation settlement (see Note F)           234                229
     Trademark purchase payable                 1,200                  -
     Other (including $120 due to
      a related party)                            264                294
                                         ------------        -----------
                                         $      8,697        $     7,522

     Less: current portion                    (1,525)            (1,520)
                                         ------------        -----------

                                          $     7,172         $    6,002
                                         ------------        -----------
                                         ------------        -----------

Effective July 31, 1994, the Company and its lenders entered into a Fifth Amended and Restated Credit Agreement which, among other things, extended the maturity dates of the term loan, modified the payment terms and interest rates and reduced the outstanding principal amount of the debt by a total of $4,755,000. The loan principal is repayable in varying amounts through fiscal 2001. Interest is payable monthly on the outstanding loan balance.

Accounting for the amended agreement was based on Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the carrying amount of the debt was reduced to the equivalent of the total future cash payments (approximately $8,745,000 of principal and $2,457,000 of estimated future interest), resulting in the recognition of an extraordinary gain of $4,165,000 in the fourth quarter of fiscal year 1994. The estimated future interest is to be amortized against interest expense over the term of the credit agreement. For the three months ended October 31, 1995, amortization of deferred interest amounted to $151,000.

The amended agreement contains various covenants and limitations on a) the creation of new debt, b) the amortization of the subordinated debt (see Note D) and the redemption of the cumulative redeemable preferred stock (see Note E), c) the level of capital expenditures, and d) dividends and other restricted payments, as defined. The amended agreement also contains certain mandatory repayment provisions.

In August 1995, the Company acquired from Milady Brassiere and Corset Co., Inc. the trademarks Roxanne and Harbour Casual and the tradename Coco Reef. The purchase price for the trademarks and tradename is to be determined based on percentage of net sales of goods bearing the Roxanne and Harbour Casual tradenames over the next seven years, with a minimum guaranteed purchase price of $1,700,000. The Company has paid a $500,000 advance against such purchase price and the unpaid minimum balance of $1,200,000 is included in long-term debt. The Company is amortizing the trademark on a straight line basis over a period of fifteen years.

Other long-term debt is composed of certain equipment loans under which the Company is to make equal principal payments of $10,250 per month and will pay interest equal to the prime rate plus 2% on the unpaid principal balance.

APPAREL AMERICA, INC.

October 31, 1995

NOTE C--LONG TERM DEBT AND CREDIT ARRANGEMENTS (continued)

Prior to September 1, 1995 the Company was party to a $15,000,000 factoring agreement whereby the Company assigned substantially all accounts receivable to the factor for advances up to 80% of unmatured accounts receivable and 35% of eligible inventories. The assignment was on a recourse basis, whereby the Company assumed all credit risk associated with the factored receivables. Effective September 1, 1995, the Company entered into a $15,000,000 revolving credit facility under which the Company can borrow up to 85% of eligible receivables and 50% of eligible inventories along with specified seasonal overadvances. The revolving credit agreement expires on August 31, 1997.

NOTE D--SUBORDINATED NOTE

In 1989, the Company issued a $1,000,000 subordinated promissory note to a related party. Under the terms of an amendment to the note in 1993, a) the maturity was extended from December 31, 1993 to June 30, 1998, b) the interest rate was changed from 9% to 8% and c) accrued and unpaid interest of $266,250 was forgiven. The subordinated note is subject to certain restricted prepayment covenants and is subordinate to payment in full of all senior debt.

NOTE E -- CUMULATIVE REDEEMABLE PREFERRED STOCK

The Company's $9 Series B Cumulative Redeemable Preferred Stock has a redemption value of $100 per share and is subject to mandatory semi-annual redemption requirements commencing on June 30, 1995, with a final redemption on December 31, 1997. Such redemptions are subject to certain restricted payment covenants of senior debt. The shares were issued at a discount which is being amortized over the redemption period. Accrued dividends on the Series B Preferred Stock are subject to certain restricted payment covenants of senior debt. At October 31, 1995, such accrued dividends amounted to $1,417,000.

In fiscal 1995, the Company entered into agreements providing for the exchange of 25,000 shares of the $9 Series B Redeemable Preferred Stock and accrued dividends thereon for 11,650 shares of the Company's $8.50 Series H Redeemable Preferred Stock plus consideration of $85,000. The excess of the carrying value of the exchanged Series B Preferred Stock and accrued dividends thereon over the redemption value of the Series H Preferred Stock and consideration paid has been recorded as a capital contribution of approximately $2,097,000. Annual dividend and stock redemption payments related to the Series H Preferred Stock (as permitted under the term loan agreement) are approximately $200,000 to $250,000 through fiscal year 2002.

APPAREL AMERICA, INC.

October 31, 1995

NOTE F -- STOCKHOLDER'S EQUITY

In connection with the August 1995 acquisition of the Roxanne and Harbour Casual trademarks and the Coco Reef tradename, the Company issued 300,000 shares of common stock to the principals of Milady Brassiere and Corset Co., Inc.

NOTE G - OTHER EXPENSE

For the three months ended October 31, 1994, other expense of $412,000 is composed of expenses related to the settlement of certain litigation to which the Company was a party. Under the terms of the settlement, which involved a former Company executive, an initial payment of $150,000 was made in December 1994 with the balance payable in semi-annual installments through December 1997. The settlement has been discounted at an annual effective rate at 9% to reflect its present value at October 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1995

Net sales increased by $629,000, or 29.0%, to $2,796,000 for the three months ended October 31, 1995 as compared to $2,167,000 for the three months ended October 31, 1994. The increase in sales is primarily attributable to an increase in unit volume as unit selling prices remained relatively flat as compared to the prior year period.

Gross profit decreased to 14.7% for the three months ended October 31, 1995 as compared to 27.9% for the three months ended October 31, 1994. This decrease is primarily attributable to increased manufacturing and product development costs associated with production of goods under the newly acquired Roxanne and Harbour Casual trademarks (see Note C to the condensed financial statements). These increased costs had a heightened impact on gross profit percentage due to the highly seasonal nature of the Company's business (approximately 5% of annual sales is shipped in the first quarter). It is anticipated that gross profit will increase during the remainder of the fiscal year. In addition, certain changes in product mix also contributed to the decline in gross profit.

Operating expenses increased by $480,000, or 31.4%, to $2,009,000 for the three months ended October 31, 1995 as compared to $1,529,000 for the three months ended October 31, 1994. Increases in certain variable selling, shipping and administrative expenses (including certain staff additions) as well as certain non-recurring expenses associated with the acquisition and development of the Roxanne and Harbour Casual trademarks were primarily responsible for the increase in operating expenses. In addition, certain inflationary increases in salaries, supplies and other operating overhead costs contributed to the increase in operating expenses.

The above activities resulted in an increase in the operating loss to $1,597,000 for the three months ended October 31, 1995 as compared to an operating loss of $925,000 for the three months ended October 31, 1994.

Interest and financing costs increased to $171,000 for the three months ended October 31, 1995 as compared to $44,000 for the prior year period. Primary factors contributing to this increase were increased revolving debt borrowing levels principally related to the acquisition and development of the Roxanne and Harbour Casual business.

Other expense of $412,000 for the three months ended October 31, 1994 is related to the settlement of certain litigation described in Note G to the condensed financial statements.

The aggregate effect of the above activities resulted in a loss before provision for income taxes of $1,768,000 for the three months ended October 31, 1995 as compared to a loss before provision for income taxes $1,381,000 for the three months ended October 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.05 to 1.00 at October 31, 1995 as compared to 1.59 to 1.00 at July 31, 1995. Working capital decreased by $2,492,000 to $796,000 at October 31, 1995 as compared to $3,288,000 at July 31, 1995. This decrease in working capital is primarily attributable to the net loss for the period of $1,773,000 coupled with a $500,000 payment in connection with the purchase of the Roxanne and Harbour Casual trademarks. In addition, capital expenditures of approximately $200,000 for the three months ended October 31, 1995 also contributed to the decline in working capital.

The Company's working capital requirements are affected significantly by the highly seasonal nature of Robby Len Fashions, its sole operating division. As a leading manufacturer of women's swimwear, Robby Len builds inventory during the first five months of the fiscal year (August - December) in order to meet its shipping requirements in January through June (approximately 80% of annual sales are shipped in this time period). The $8,600,000 increase in inventory, $9,062,000 increase in the revolving loan balance, $2,249,000 decrease in the due from factor balance, and $2,903,000 increase in accounts payable for the three months ended October 31, 1995 are attributable to the seasonality of the business. The $10,601,000 of net cash used in operating activities for the three months ended October 31, 1995 is primarily reflected in the net loss for the period as well as the increases in inventory, accounts receivable and accounts payable.

The Company's investing activities consist primarily of purchases of machinery and equipment. During fiscal year 1995, the Company purchased certain production and pattern making equipment financed primarily through long-term arrangements (see Note D to the condensed financial statements for further information). The Company expects to finance its capital expenditures in the next twelve months through internally generated funds or short-term borrowings.

The Company's primary ongoing cash needs are for working capital requirements, capital expenditures, dividends and redemption of Series H Preferred Stock and term debt amortization (both principal and interest). The two present sources for the Company's liquidity needs are internally generated funds and short-term borrowing available under its revolving loan agreement (see Note D to the condensed financial statements). Through this agreement, the Company finances its inventory and receivables build-up during the first five months of the fiscal year and repays these borrowings over the remainder of the fiscal year. The outstanding loan balance under the agreement at October 31, 1995 was $9,062,000.

Management believes that the current financial resources available to the Company (short-term borrowings under revolving credit facility and funds from operations) are expected to be adequate to meet its foreseeable liquidity requirements, including scheduled repayments of term indebtedness, in the next twelve months.

PART II. - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits -- none

          b)   Reports on Form 8-K

                    Refer to Form 8-K dated August 16, 1995 and related Form 8-K/A dated September 27, 1995 disclosing the acquistion of the Roxanne, Harbour Casual, and Coco Reef tradenames by the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          Apparel America, Inc.
                              ------------------------------------------
                                             Registrant







Date    December 14, 1995               /s/ Frederick M. D'Amato
     --------------------------------   ----------------------------------------
                                        Frederick M. D'Amato, Vice President -
                                        Finance, both on behalf of the
                                        Registrant and as its Principal
                                        Financial Officer