Form 10-Q
period 1996-01-31
APPAREL AMERICA INC
filed 1996-03-18
CIK 4319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended                  January 31, 1996
                               -------------------------------------------------

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

                         Commission File Number:  04954
                         ------------------------------

                              APPAREL AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      13-2648900
------------------------------------  ------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

          1175 State Street
       New Haven, Connecticut                                   06511
------------------------------------------ -------------------------------------
(Address of principal executive offices)    (Zip Code)

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes   X    No
                                                -----     -----
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                       Yes   X    No
                                                -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.05 par value -- 7,689,560 shares as of March 8, 1996.

                                      INDEX

                                    FORM 10-Q


                              APPAREL AMERICA, INC.


PART I.  FINANCIAL INFORMATION                                   PAGE NO.

Item 1.   Financial Statements (Unaudited)

          Condensed Balance Sheets -
            January 31, 1996 and July 31, 1995                    3 - 4

          Condensed Statements of Operations -
            Six Months Ended January 31, 1996 and 1995              5

          Condensed Statements of Operations -
            Three Months Ended January 31, 1996 and 1995            6

          Condensed Statements of Cash Flows -
            Six Months Ended January 31, 1996 and 1995              7

          Condensed Statement of Stockholders'
            Deficit - Six Months Ended January 31, 1996             8

          Notes to Condensed Financial Statements -
            January 31, 1996                                      9 - 12

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  13 - 15


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                          16

SIGNATURES                                                          17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

APPAREL AMERICA, INC.

CONDENSED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


ASSETS                                                                          January 31,      July 31,
                                                                                    1996           1995
                                                                                -----------     ---------
                                                                                (Unaudited)       (Note)
CURRENT ASSETS:
  Cash and cash equivalents                                                             $4            $29
  Accounts receivable - net                                                         12,726            463
  Due from factor - net -- Note C                                                       --          2,249
  Inventories -- Note B                                                             17,554          5,517
  Due from affiliates                                                                  220            256
  Prepaid expenses and other current assets                                            255            307
                                                                                ----------      ---------

                                      TOTAL CURRENT ASSETS                          30,759          8,821

PROPERTY AND EQUIPMENT -- at cost
  Machinery and equipment                                                            4,475          4,320
  Leasehold improvements                                                             2,547          2,420
                                                                                ----------      ---------
                                                                                     7,022          6,740

  Less accumulated depreciation and amortization                                     5,369          5,123
                                                                                ----------      ---------
                                                                                     1,653          1,617

INTANGIBLES AND OTHER ASSETS:
  Trademark, less accumulated amortization of $56 -- Note C                          1,644             --
  Cost in excess of net assets acquired, less accumulated
    amortization of $1,117 and $1,037                                                4,567          4,647
  Other assets                                                                          12             10
                                                                                ----------      ---------
                                                                                     6,223          4,657
                                                                                ----------      ---------

                                                                                   $38,635        $15,095
                                                                                ----------      ---------
                                                                                ----------      ---------


NOTE: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed financial statements

APPAREL AMERICA, INC.

CONDENSED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


LIABILITIES AND STOCKHOLDERS' DEFICIT                                          January 31,      July 31,
                                                                                   1996           1995
                                                                              ------------    -----------
                                                                               (Unaudited)         (Note)
CURRENT LIABILITIES:
  Current portion of long-term debt -- Note C                                       $1,524         $1,520
  Current portion of deferred interest -- Note C                                       511            573
  Current portion of sub. note -- Note D                                               100             --
  Accounts payable                                                                   4,970          1,366
  Loan payable - revolver -- Note C                                                 19,957             --
  Other current liabilities and accrued expenses                                       877            690
  Accrued compensation                                                                 404            859
  Due to affiliates                                                                     --            525
                                                                              ------------    -----------

                                       TOTAL CURRENT LIABILITIES                    28,343          5,533

LONG-TERM DEBT, LESS CURRENT PORTION -- NOTE C                                       7,097          6,002

DEFERRED INTEREST --LONG TERM PORTION -- NOTE C                                        945          1,182

DIVIDENDS PAYABLE -- NOTE E                                                          1,496          1,339

SUBORDINATED NOTE PAYABLE -- NOTE D                                                    506          1,000
                                                                              ------------    -----------
                                               TOTAL LIABILITIES                    38,387         15,056
                                                                              ------------    -----------

$9 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE E                                   3,415          3,372

$8.50 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE E                                1,165          1,165

STOCKHOLDERS' DEFICIT -- Notes E and F
  $12 Preferred Stock, Series E - par value $.05 per share (stated
    value $100 per share); authorized 300,000 shares; issued and
    outstanding 163,833 shares                                                      16,383         16,383
  $12 Preferred Stock, Series F - par value $.05 per share (stated
    value $100 per share); authorized 100,000 shares; issued and
    outstanding 70,221 shares                                                        7,022          7,022
  $10 Preferred Stock, Series G - par value $.05 per share (stated
    value $100 per share); authorized 200,000 shares; issued and
    outstanding 170,793 shares                                                      17,079         17,079
  Common stock, par value $.05 per share; authorized 15,000,000
    shares; issued 7,710,225 and 7,410,223                                             386            371
  Additional paid-in capital                                                        23,803         23,803
  Deficit                                                                          (41,044)       (41,195)
  Less:
    Treasury stock-at cost - 20,665 shares                                            (129)          (129)
    Acquisition cost in excess of historical basis of net assets
      acquired from an affiliate                                                   (27,832)       (27,832)
                                                                              ------------    -----------

                                     TOTAL STOCKHOLDERS' DEFICIT                    (4,332)        (4,498)
                                                                              ------------    -----------
                                                                                   $38,635        $15,095
                                                                              ------------    -----------
                                                                              ------------    -----------

NOTE: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                    Six Months Ended
                                                                                       January 31,
                                                                               --------------------------
                                                                                   1996           1995
                                                                               -----------     ----------
NET SALES                                                                          $16,876        $13,071

COST OF GOODS SOLD                                                                  11,997          8,435
                                                                               -----------     ----------
  GROSS PROFIT                                                                       4,879          4,636

OPERATING EXPENSES
  Selling, design and promotion                                                      1,919          1,400
  Shipping and warehousing                                                             708            473
  General and administrative                                                         1,843          1,700
                                                                               -----------     ----------
   TOTAL OPERATING EXPENSES                                                          4,470          3,573
                                                                               -----------     ----------

OPERATING INCOME                                                                       409          1,063

OTHER NON-OPERATING CHARGES:
  Interest and financing costs - net                                                   534            272
  Other expense -- Note G                                                               --            412
                                                                               -----------     ----------
                                                                                       534            684
                                                                               -----------     ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY ITEM                                                              (125)           379

Provision for income taxes                                                              10             10
                                                                               -----------     ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                           (135)           369

Extraordinary income - Note D                                                          550             --
                                                                               -----------     ----------

NET INCOME                                                                             415            369

Preferred stock dividends and accretion on
  redeemable preferred stock                                                           264            379
                                                                               -----------     ----------

Net income (loss) applicable to common stockholders                                   $151          $(10)
                                                                               -----------     ----------
                                                                               -----------     ----------
INCOME (LOSS) PER COMMON SHARE:
  PRIMARY
  Loss before extraordinary item                                                   $(0.04)             --
  Income from extraordinary item                                                      0.05             --
                                                                               -----------     ----------
  NET INCOME PER COMMON SHARE                                                        $0.01             --
                                                                               -----------     ----------
                                                                               -----------     ----------

  FULLY-DILUTED
  Loss before extraordinary item                                                   $(0.04)             --
  Income from extraordinary item                                                      0.05             --
                                                                               -----------     ----------
  NET INCOME PER COMMON SHARE                                                        $0.01             --
                                                                               -----------     ----------
                                                                               -----------     ----------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  Primary                                                                       10,943,607      7,389,551
                                                                               -----------     ----------
                                                                               -----------     ----------
  Fully-diluted                                                                 10,943,607      7,389,551
                                                                               -----------     ----------
                                                                               -----------     ----------

See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                  Three Months Ended
                                                                                       January 31,
                                                                               ---------------------------
                                                                                   1996           1995
                                                                               -----------     ----------
NET SALES                                                                          $14,080        $10,904

COST OF GOODS SOLD                                                                   9,613          6,872
                                                                               -----------     ----------
  GROSS PROFIT                                                                       4,467          4,032

OPERATING EXPENSES
  Selling, design and promotion                                                      1,094            869
  Shipping and warehousing                                                             381            271
  General and administrative                                                           986            904
                                                                               -----------     ----------
    TOTAL OPERATING EXPENSES                                                         2,461          2,044
                                                                               -----------     ----------

OPERATING INCOME                                                                     2,006          1,988

OTHER NON-OPERATING CHARGES:
  Interest and financing costs - net                                                   363            228
                                                                               -----------     ----------
                                                                                       363            228
                                                                               -----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY ITEM                                                             1,643          1,760

Provision for income taxes                                                               5              5
                                                                               -----------     ----------

NET INCOME BEFORE EXTRAORDINARY ITEM                                                 1,638          1,755

Extraordinary income - Note D                                                          550             --
                                                                               -----------     ----------

NET INCOME                                                                            2188           1755

Preferred stock dividends and accretion on
  redeemable preferred stock                                                           124            179
                                                                               -----------     ----------

Net income applicable to common stockholders                                        $2,064         $1,576
                                                                               -----------     ----------
                                                                               -----------     ----------

INCOME PER COMMON SHARE:
  PRIMARY
  Income before extraordinary item                                                   $0.14          $0.21
  Income from extraordinary item                                                      0.05             --
                                                                               -----------     ----------
  NET INCOME PER COMMON SHARE                                                        $0.19          $0.21
                                                                               -----------     ----------
                                                                               -----------     ----------

  FULLY-DILUTED
  Income before extraordinary item                                                   $0.14          $0.21
  Income from extraordinary item                                                      0.05             --
                                                                               -----------     ----------
  NET INCOME PER COMMON SHARE                                                        $0.19          $0.21
                                                                               -----------     ----------
                                                                               -----------     ----------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  Primary                                                                       10,744,674      7,389,551
                                                                               -----------     ----------
                                                                               -----------     ----------
  Fully-diluted                                                                 10,911,142      7,389,551
                                                                               -----------     ----------
                                                                               -----------     ----------

See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)


                                                                                   Six Months Ended
                                                                                      January 31,
                                                                               --------------------------
                                                                                  1996           1995
                                                                               -----------     ----------
OPERATING ACTIVITIES:

Net cash used in operating activities                                             $(21,282)       $(4,666)
                                                                               -----------     ----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                          (282)          (472)
  Purchase of trademark                                                               (500)            --
                                                                               -----------     ----------

Net cash used in investing activities                                                 (782)          (472)
                                                                               -----------     ----------

FINANCING ACTIVITIES:
  Decrease in due from factor                                                        2,249          5,240
  Payments on long-term debt                                                           (61)          (514)
  Increase in long-term debt                                                             6            412
  Increase in loan payable - revolver                                               19,957             --
  Litigation settlement payments                                                       (50)            --
  Payment of redeemable preferred stock dividends                                      (62)            --
                                                                               -----------     ----------

Net cash provided by financing activities                                           22,039          5,138
                                                                               -----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (25)            --

Cash and cash equivalents, at beginning of period                                       29             80
                                                                               -----------     ----------

Cash and cash equivalents, at end of period                                             $4            $80
                                                                               -----------     ----------
                                                                               -----------     ----------


See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)



                                            PREFERRED                COMMON
                                           STOCK ISSUED           STOCK ISSUED        ADDITIONAL
                                        -------------------     ------------------     PAID-IN
                                         SHARES     AMOUNT       SHARES    AMOUNT      CAPITAL    DEFICIT
                                        --------   --------     --------  --------    ---------  ---------
BALANCE, at August 1, 1995              404,847    $40,484      7,410,223   $371       $23,803   $(41,195)

Issuance of common stock                                          300,000     15

Fractional shares                                                       2

Net income for the six months
 ended January 31, 1996                                                                               415

Dividends and accretion on Redeemable
 Preferred Stock                                                                                     (264)

                                        --------   --------     --------  --------    ---------  ---------

Balance, at January 31, 1996            404,847    $40,484      7,710,225   $386       $23,803   $(41,044)
                                        --------   --------     --------  --------    ---------  ---------
                                        --------   --------     --------  --------    ---------  ---------


See notes to condensed financial statements.

APPAREL AMERICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 1996



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

The operations of the Company's sole division, Robby Len Fashions, are significantly affected by seasonal influences. The results for the six month period ended January 31, 1996 are not necessarily indicative of the results that may be expected for a full fiscal year.

Net income (loss) per common share has been computed, after deducting applicable preferred stock dividend requirements, based upon the weighted average number of common shares and equivalents outstanding during each of the respective periods. In the 1996 fiscal year, the assumed exercise of the common share equivalents relating to warrants were dilutive and, therefore, were included in the computation.

NOTE B--INVENTORIES


The components of inventory consist of the following:


                                        January 31,      July 31,
                                           1996            1995
                                        ----------     ---------
                                             (000's omitted)
          Raw materials                 $  4,417       $   2,791
          Work in process                  4,351             790
          Finished goods                   8,786           1,936
                                        ----------     ---------
                                        $ 17,554       $   5,517
                                        ----------     ---------
                                        ----------     ---------

APPAREL AMERICA, INC.

January 31, 1996

NOTE C -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:


                                         January 31,         July 31,
                                            1996               1995
                                          ----------        ----------
                                                (000's omitted)
     Term loan payable                    $    6,999        $    6,999
     Litigation settlement (see Note G)          189               229
     Trademark purchase payable                1,200                -
     Other (including $108 due to
       a related party)                          233               294
                                          ----------        ----------
                                          $    8,621        $    7,522

     Less: current portion                    (1,524)           (1,520)
                                          ----------        ----------
                                          $    7,097        $    6,002
                                          ----------        ----------
                                          ----------        ----------

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

Accounting for the amended agreement was based on Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the carrying amount of the debt was reduced to the equivalent of the total future cash payments (approximately $8,745,000 of principal and $2,457,000 of estimated future interest), resulting in the recognition of an extraordinary gain of $4,165,000 in the fourth quarter of fiscal year 1994. The estimated future interest is to be amortized against interest expense over the term of the credit agreement. For the six months ended January 31, 1996 and 1995, amortization of deferred interest amounted to $299,000 and $365,000, respectively.

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

APPAREL AMERICA, INC.

January 31, 1996

NOTE C -- LONG TERM DEBT AND CREDIT ARRANGEMENTS - CONTINUED

In August 1995, the Company acquired from Milady Brassiere and Corset Co., Inc. the trademarks Roxanne and Harbour Casual and the tradename Coco Reef. The purchase price for the trademarks and tradename is to be determined based on a percentage of net sales of goods bearing the Roxanne and Harbour Casual tradenames over the next seven years, with a minimum guaranteed purchase price of $1,700,000. The Company has paid a $500,000 advance against such purchase price and the unpaid minimum balance of $1,200,000 is included in long-term debt. The Company is amortizing the trademark on a straight line basis over a period of fifteen years.

Other long-term debt is composed of certain equipment loans under which the Company is to make equal principal payments of $10,250 per month and will pay interest equal to the prime rate plus 2% on the unpaid principal balance.

Prior to September 1, 1995 the Company was party to a $15,000,000 factoring agreement whereby the Company assigned substantially all accounts receivable to the factor for advances up to 80% of unmatured accounts receivable and 35% of eligible inventories. The assignment was on a recourse basis, whereby the Company assumed all credit risk associated with the factored receivables. Effective September 1, 1995, the Company entered into a $15,000,000 revolving credit facility under which the Company can borrow up to 85% of eligible receivables and 50% of eligible inventories along with specified seasonal overadvances. In January 1996, the maximum loan amount under the revolving credit facility was increased from $15,000,000 to $23,000,000. The revolving credit agreement expires on August 31, 1997.

NOTE D--SUBORDINATED NOTE

Effective November 1, 1995, the Company entered into an agreement for the exchange of its $1,000,000 Subordinated Note plus accrued and unpaid interest of $150,000 for an Amended and Restated Subordinated Note in the aggregate principal amount of $600,000. As a result of this exchange, a gain of $550,000 was recognized and recorded as extraordinary income for the period ended January 31, 1996. A principal repayment of $50,000 was made in February 1996 on the amended note. The remaining balance is to be repaid as follows: a) $50,000 on June 30, 1996 and $50,000 on June 30, 1997 subject to excess cash flow provisions of the Company's term loan agreement (see Note C) and, b) the unpaid balance on June 30, 1998. Interest accrues on the unpaid principal balance of the amended note at a rate of 8 1/2% and is payable on a quarterly basis commencing March 31, 1996. Additional interest accrues at the rate of 4% on the unpaid principal balance and is payable on June 30, 1998.

APPAREL AMERICA, INC.

January 31, 1996

NOTE E -- CUMULATIVE REDEEMABLE PREFERRED STOCK

The Company's $9 Series B Cumulative Redeemable Preferred Stock has a redemption value of $100 per share and is subject to mandatory semi-annual redemption requirements commencing on June 30, 1995, with a final redemption on December 31, 1997. Such redemptions are subject to certain restricted payment covenants of senior debt. The shares were issued at a discount which is being amortized over the redemption period. Accrued dividends on the Series B Preferred Stock are subject to certain restricted payment covenants of senior debt. At January 31, 1996, such accrued dividends amounted to $1,496,000.

In fiscal 1995, the Company entered into agreements providing for the exchange of 25,000 shares of the $9 Series B Redeemable Preferred Stock and accrued dividends thereon for 11,650 shares of the Company's $8.50 Series H Redeemable Preferred Stock plus consideration of $85,000. The excess of the carrying value of the exchanged Series B Preferred Stock and accrued dividends thereon over the redemption value of the Series H Preferred Stock and consideration paid has been recorded as a capital contribution of approximately $2,097,000. Annual dividend and stock redemption payments related to the Series H Preferred Stock (as permitted under the term loan agreement) are approximately $200,000 to $250,000 through fiscal year 2002. For the six months ended January 31, 1996 such dividend payments amounted to approximately $62,000.

NOTE F -- STOCKHOLDERS' EQUITY

In connection with the August 1995 acquisition of the Roxanne and Harbour Casual trademarks and the Coco Reef tradename, the Company issued 300,000 shares of common stock to the principals of Milady Brassiere and Corset Co., Inc.

NOTE G - OTHER EXPENSE

For the six months ended January 31, 1995, other expense of $412,000 is composed of expenses related to the settlement of certain litigation to which the Company was a party. Under the terms of the settlement, which involved a former Company executive, an initial payment of $150,000 was made in December 1994 with the balance payable in semi-annual installments through December 1997. The settlement has been discounted at an annual effective rate at 9% to reflect its present value at January 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1996

Net sales increased by $3,805,000, or 29.1%, to $16,876,000 for the six months ended January 31, 1996 as compared to $13,071,000 for the six months ended January 31, 1995. The increase in sales is primarily attributable to an increase in unit sales volume as unit selling prices were relatively flat compared to the prior year period. Sales of product relating to the recently acquired Roxanne and Harbour Casual trademarks (see Note C to the condensed financial statements) were the principal factors contributing to the increase in sales.

Gross profit declined to 28.9% for the six months ended January 31, 1996 as compared to 35.5% for the six months ended January 31, 1995. This decrease is primarily related to increased manufacturing and product development costs associated with the production of goods under the Roxanne and Harbour Casual trademarks. Also contributing to the decline in gross profit is a change in product mix resulting from increased sales of non-branded (private label) goods as compared to the prior year period.

Operating expenses increased by $897,000, or 25.1%, to $4,470,000 for the six months ended January 31, 1996 as compared to $3,573,000 for the six months ended January 31, 1995. The increase in selling, design and promotion expenses of $519,000 is composed principally of Roxanne and Harbour Casual sales salaries, commissions, showroom rent and related overhead expenses. Shipping expenses increased by $235,000 primarily due to staff additions, additional shipping supplies and maintenance costs and increases in freight costs necessary to warehouse and ship Roxanne and Harbour Casual product. The increase in general and administrative expenses of $143,000 is related to certain accounting and data processing staff increases along with increases in certain supplies, services, and operating costs as a result of the acquisition of the Roxanne and Harbour Casual trademarks. Certain inflationary increases in salaries, supplies and other operating overhead costs also contributed to this increase.

The above activities resulted in a decline in operating income of $654,000, or 61.5%, to $409,000 for the six months ended January 31, 1996 as compared to operating income of $1,063,000 for the six months ended January 31, 1995.

Interest and financing costs increased to $534,000 for the six months ended January 31, 1996 as compared to $272,000 for the prior year period. This increase is principally related to increased borrowing levels under the Company's working capital loans necessary to fund the acquisition and development of the Roxanne and Harbour Casual business.

Other expense of $412,000 for the six months ended January 31, 1995 is related to the settlement of certain litigation described in Note G to the condensed financial statements.

The aggregate effect of the above activities resulted in a loss before provision for income taxes and extraordinary item of $125,000 for the six months ended January 31, 1996 as compared to income of $379,000 before provision for income taxes and extraordinary item in the six months ended January 31, 1995.

Extraordinary income of $550,000 for the six months ended January 31, 1996 is a result of the restructuring of the subordinated debt described in Note D to the condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

THREE MONTHS ENDED JANUARY 31, 1996

Net sales for the three months ended January 31, 1996 increased by $3,176,000, or 29.1%, to $14,080,000 as compared to $10,904,000 for the three months ended January 31, 1995. Sales of goods bearing the recently acquired Roxanne and Harbour Casuals trademarks were the primary factors contributing to the increase in sales. In addition, increases in sales of non-branded (private label) product also contributed to the sales increase.

Gross profit declined to 31.7% for the three months ended January 31, 1996 as compared to 37.0% for the three months ended January 31, 1995. Principal factors in the decline in gross profit for the period were increased manufacturing and product development costs (including certain staff additions) related to the production of Roxanne and Harbour Casual goods as well as a change in product mix.

Operating expenses increased by $417,000, or 20.4%, to $2,461,000 for the three months ended January 31, 1996 as compared to $2,044,000 for the prior year period. This increase is primarily attributable to the recently acquired Roxanne and Harbour Casual trademarks and the resulting increases in selling, shipping and administrative expenses to develop and market the products bearing these trademarks.

The above activities resulted in an increase in operating income of $18,000, or 1.0%, to $2,006,000 for the three months ended January 31, 1996 as compared to operating income for $1,988,000 for the three months ended January 31, 1995.

For the three months ended January 31, 1996, interest and financing costs rose by $135,000, or 59.2%, to $363,000 as compared to $252,000 in the three months ended January 31, 1995. Increased borrowings under the Company's working capital loan facility necessary to finance the acquisition, development and production of goods for the Roxanne and Harbour Casual business were the primary factors contributing to the increase.

The aggregate effort of the above activities resulted in income of $1,643,000 before provision for income taxes and extraordinary item for the three months ended January 31, 1996 as compared to income of $1,760,000 before provision for income taxes and extraordinary item in the prior year period.

Extraordinary income of $550,000 for the three months ended January 31, 1996 is a result of the restructuring of the subordinated debt described in Note D to the condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.09 to 1.00 at January 31, 1996 as compared to 1.59 to 1.00 at July 31, 1995. Working capital decreased by $872,000 to $2,416,000 at January 31, 1996 as compared to $3,288,000 at July
31, 1995. This decrease in working capital is primarily attributable to a $500,000 payment in connection with the purchase of the Roxanne and Harbour Casual trademarks. In addition, capital expenditures of approximately $300,000 for the six months ended January 31, 1996 also contributed to the decline in working capital.

The Company's working capital requirements are affected significantly by the highly seasonal nature of its women's swimwear division (its sole operating division), through which it markets goods under the Robby Len, Harbour Casual, Roxanne and Coco Reef labels, among others. As a leading manufacturer of women's swimwear, the Company builds inventory during the first five months of the fiscal year (August - December) in order to meet its shipping requirements in January through June (approximately 80% of annual sales are shipped in this time period). The $12,037,000 increase in inventory, $19,957,000 increase in the revolving loan balance, $12,263,000 increase in accounts receivable, $2,249,000 decrease in the due from factor balance and $3,604,000 increase in accounts payable for the six months ended January 31, 1996 are attributable to the seasonality of the business. In addition, the increases in the accounts receivable and revolving loan balance as well as the decrease in the due from factor balance is related to the September 1995 replacement of the Company's factoring agreement with a revolving loan agreement (see Note C to the condensed financial statements). The $21,282,000 of net cash used in operating activities for the six months ended January 31, 1996 is primarily reflected in the increases in inventory, accounts receivable and accounts payable.

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

The Company's primary ongoing cash needs are for working capital requirements, capital expenditures, dividends and redemption of Series H Preferred Stock and term debt amortization (both principal and interest). The two present sources for the Company's liquidity needs are internally generated funds and short-term borrowing available under its revolving loan agreement (see Note D to the condensed financial statements). Through this agreement, the Company finances its inventory and receivables build-up during the first five months of the fiscal year and repays these borrowings over the remainder of the fiscal year. The outstanding loan balance under the agreement at January 31, 1996 was $19,957,000. In January 1996, the maximum loan balance under the revolving credit facility was increased from $15,000,000 to $23,000,000 in order to support increased borrowing requirements (including certain seasonal overadvances) principally related to the acquisition, development and production of goods under the newly acquired Roxanne and Harbour Casual trademarks.

Management believes that the current financial resources available to the Company (short-term borrowings under revolving credit facility and funds from operations) are expected to be adequate to meet its foreseeable liquidity requirements, including scheduled repayments of term indebtedness along with dividends and redemption of Series H Preferred Stock, in the next twelve months.

PART II. - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits -- none

          b)   Reports on Form 8-K -- none

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          APPAREL AMERICA, INC.
                                     --------------------------------
                                               Registrant







Date     March 15, 1996              /s/ Frederick M. D'Amato
     -----------------------------   -------------------------------------------
                                     Frederick M. D'Amato, Vice President -
                                     Finance, both on behalf of the Registrant
                                     and as its Principal Financial Officer