Form 10-Q
period 1996-04-30
APPAREL AMERICA INC
filed 1996-06-13
CIK 4319

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended         April 30, 1996
                                  -------------------------------------------
                                        OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  --------------------    --------------------

                          Commission File Number:  04954
                          ------------------------------


                          APPAREL AMERICA, INC.
- -------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                     13-2648900
- -------------------------------------       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        1175 State Street
      New Haven, Connecticut                                  06511
- -----------------------------------------       -------------------------------
(Address of principal executive offices)                    (Zip Code)

                            (203)777-5531
- -----------------------------------------------------------------------------
             Registrant's telephone number, including area code

                                 Not Applicable
- -----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes   X    No
                                                              ------    -----


Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.     Yes    X          No
                                  -------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.05 par value -- 7,689,563 shares as of June 6, 1996.

                                       INDEX
                                       -----

                                     FORM 10-Q


                               APPAREL AMERICA, INC.


   Part I.  Financial Information                             Page No.
   ------------------------------                             --------

   Item 1.   Financial Statements (Unaudited)

             Condensed Balance Sheets -
               April 30, 1996 and July 31, 1995                 3 - 4

             Condensed Statements of Income -
               Nine Months Ended April 30, 1996 and 1995          5

             Condensed Statements of Income -
               Three Months Ended April 30, 1996 and 1995         6

             Condensed Statements of Cash Flows -
               Nine Months Ended April 30, 1996 and 1995          7

             Condensed Statement of Stockholders'
               Deficit - Nine Months Ended April 30, 1996         8

             Notes to Condensed Financial Statements -
               April 30, 1996                                   9 - 12

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations             13 - 15



   Part II.  Other Information
   ---------------------------

   Item 4.   Submission of Matters to a Vote of Security
               Holders                                           16

   Item 6.   Exhibits and Reports on Form 8-K                    16

   Signatures                                                    17
   ----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

APPAREL AMERICA, INC.


CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)



ASSETS                                             April 30,          July 31,
                                                     1996               1995
                                                   ---------         ----------
                                                  (Unaudited)          (Note)
CURRENT ASSETS:
  Cash and cash equivalents                            $7                $29
  Accounts receivable - net                        16,397                463
  Due from factor - net -- Note C                    --                2,249
  Inventories -- Note B                            12,068              5,517
  Due from affiliates                                 202                256
  Prepaid expenses and other current assets           114                307
                                                  -------            -------
          TOTAL CURRENT ASSETS                     28,788              8,821


PROPERTY AND EQUIPMENT -- at cost
  Machinery and equipment                           4,657              4,320
  Leasehold improvements                            2,531              2,420
                                                  -------            -------
                                                    7,188              6,740
  Less accumulated depreciation and amortization    5,480              5,123
                                                  -------            -------
                                                    1,708              1,617

INTANGIBLES AND OTHER ASSETS:
  Trademark, less accumulated
    amortization of $85 -- Note C                   1,615                 --
  Cost in excess of net assets acquired, less
    accumulated amortization of $1,156 and $1,037   4,528              4,647
  Other assets                                         13                 10
                                                  -------            -------
                                                    6,156              4,657
                                                  -------            -------


                                                  $36,652            $15,095
                                                  =======            =======





NOTE: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed financial statements

APPAREL AMERICA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' DEFICIT                               April 30,      July 31,
                                                                      1996            1995
                                                                  ------------    -----------
                                                                   (Unaudited)      (Note)
CURRENT LIABILITIES:
  Current portion of long-term debt -- Note C                          $1,053          $1,520
  Current portion of deferred interest -- Note C                          481             573
  Current portion of sub. note -- Note D                                   50              --
  Accounts payable                                                      3,232           1,366
  Loan payable - revolver -- Note C                                    17,297              --
  Other current liabilities and accrued expenses                          823             690
  Accrued compensation                                                    971             859
  Due to affiliates                                                        --             525
                                                                  ------------    -----------

                             TOTAL CURRENT LIABILITIES                 23,907           5,533

LONG-TERM DEBT, LESS CURRENT PORTION -- NOTE C                          7,091           6,002

DEFERRED INTEREST --LONG TERM PORTION -- NOTE C                           831           1,182

DIVIDENDS PAYABLE -- NOTE E                                             1,575           1,339

SUBORDINATED NOTE PAYABLE -- NOTE D                                       512           1,000
                                                                  ------------    -----------
                             TOTAL LIABILITIES                         33,916          15,056
                                                                  ------------    -----------

$9 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE E                      3,433           3,372

$8.50 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE E                   1,118           1,165

STOCKHOLDERS' DEFICIT -- Notes E and F
  $12 Preferred Stock, Series E - par value $.05 per share
   (stated value $100 per share); authorized 300,000 shares;
   issued and outstanding 163,833 shares                               16,383          16,383
  $12 Preferred Stock, Series F - par value $.05 per share
   (stated value $100 per share); authorized 100,000 shares;
   issued and outstanding 70,221 shares                                 7,022           7,022
  $10 Preferred Stock, Series G - par value $.05 per share
   (stated value $100 per share); authorized 200,000 shares;
   issued and outstanding 170,793 shares                               17,079          17,079
  Common stock, par value $.05 per share; authorized 30,000,000
   shares; issued 7,710,228 and 7,410,223                                 386             371
  Additional paid-in capital                                           23,803          23,803
  Deficit                                                             (38,527)        (41,195)
  Less:
   Treasury stock-at cost - 20,665 shares                                (129)           (129)
   Acquisition cost in excess of historical basis of net assets
     acquired from an affiliate                                       (27,832)        (27,832)
                                                                  ------------    -----------

                                  TOTAL STOCKHOLDERS' DEFICIT          (1,815)         (4,498)
                                                                  ------------    -----------
                                                                      $36,652         $15,095
                                                                  ============    ===========


NOTE: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share data)

                                                     Nine Months Ended
                                                          April 30,
                                                ---------------------------
                                                    1996            1995
                                                ------------    -----------

Net sales                                         $40,394         $30,038

Cost of goods sold                                 29,195          20,565
  Gross profit                                     11,199           9,473
                                                ------------    -----------
Operating expenses
   Selling, design and promotion                    3,474           2,448
   Shipping and warehousing                         1,271             792
   General and administrative                       2,943           2,697
                                                ------------    -----------
    Total operating expenses                        7,688           5,937
                                                ------------    -----------

Operating income                                    3,511           3,536

Other non-operating charges:
   Interest and financing costs - net                 993             582
   Other expense -- Note G                             --             412
                                                ------------    -----------
                                                      993             994
                                                ------------    -----------

Income before provision for income taxes
   and extraordinary item                           2,518           2,542

Provision for income taxes                             15              15
                                                ------------    -----------

Net income before extraordinary item                2,503           2,527

Extraordinary income -- Note D                        550              --
                                                ------------    -----------

Net income                                          3,053           2,527

Preferred stock dividends and accretion on
  redeemable preferred stock                          385             559
                                                ------------    -----------

Net income applicable to common stockholders       $2,668          $1,968
                                                ============    ===========

Income per common share -- Note A:
    Income before extraordinary item                $0.19           $0.27
    Income from extraordinary item                  $0.05              --
                                                ------------    -----------
   Net income per common share                      $0.24           $0.27
                                                ============    ===========

Average number of common shares outstanding    10,923,906       7,389,552
                                               =============    ===========




See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share data)


                                                   Three Months Ended
                                                       April 30,
                                              ---------------------------
                                                 1996            1995
                                              ------------    -----------

Net sales                                         $23,518         $16,967

Cost of goods sold                                 17,198          12,130
                                              ------------    -----------
  Gross profit                                      6,320           4,837

Operating expenses

   Selling, design and promotion                    1,555           1,048
   Shipping and warehousing                           563             319
   General and administrative                       1,100             997
                                              ------------    -----------
    Total operating expenses                        3,218           2,364
                                              ------------    -----------

Operating income                                    3,102           2,473

Other non-operating charges:

   Interest and financing costs - net                 459             310
                                              ------------    -----------
                                                      459             310
                                              ------------    -----------
Income before provision for income taxes            2,643           2,163

Provision for income taxes                              5               5
                                              ------------    -----------

Net income                                          2,638           2,158

Preferred stock dividends and accretion on
  redeemable preferred stock                          121             180
                                              ------------    -----------

Net income applicable to common stockholders       $2,517          $1,978
                                              ============    ===========

Income per common share -- Note A                   $0.23           $0.27
                                              ============    ===========


Average number of common shares outstanding    10,879,423       7,389,553
                                              ============    ===========





See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                           Nine Months Ended
                                                              April 30,
                                                         --------------------
                                                        1996              1995
                                                     --------------   ----------
OPERATING ACTIVITIES:

Net cash used in operating activities                  ($17,906)          ($766)
                                                     -----------      ----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment               (448)           (719)
  Purchase of trademark                                    (500)              --
                                                     -----------      ----------
Net cash used in investing activities                      (948)           (719)
                                                     -----------      ----------

FINANCING ACTIVITIES:

  Decrease in due from factor                              2,249           1,911
  Payments on long-term debt                               (618)         (1,040)
  Increase in long-term debt                                  88             556
  Increase in loan payable - revolver                     17,297              --
  Litigation settlement payments                            (50)              --
  Payment of redeemable preferred stock dividends           (87)              --
  Redemption of preferred stock                             (47)              --
                                                     -----------      ----------

Net cash provided by financing activities                 18,832           1,427

DECREASE IN CASH AND CASH EQUIVALENTS                       (22)            (58)
                                                     -----------      ----------

Cash and cash equivalents, at beginning of period             29              80
                                                     -----------      ----------

Cash and cash equivalents, at end of period                   $7             $22
                                                     ===========      ==========





See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

(in thousands, except share data)

                                         Preferred             Common
                                       Stock Issued          Stock Issued      Additional
                                   -----------------      -----------------     Paid-In
                                    Shares     Amount     Shares      Amount    Capital      Deficit
                                   --------   -------     ---------   ------   ----------   ---------
BALANCE, at August 1, 1995          404,847   $40,484     7,410,223   $371      $23,803      $(41,195)

Issuance of common stock                                    300,000     15

Fractional shares                                                 5

Net income for the nine months
  ended April 30, 1996                                                                          3,053

Dividends and accretion on Redeemable
  Preferred Stock                                                                                (385)
                                   --------   -------     ---------   ----     ----------   ---------

Balance, at April 30, 1996          404,847   $40,484     7,710,228   $386      $23,803      ($38,527)
                                   ========   =======     =========   ====      =======      =========







See notes to condensed financial statements.

APPAREL AMERICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 1996



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

The operations of the Company are significantly affected by seasonal influences. The results for the nine month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for a full fiscal year.

Net income per common share has been computed, after deducting applicable preferred stock dividend requirements, based upon the weighted average number of common shares and equivalents outstanding during each of the respective periods.


NOTE B--INVENTORIES


The components of inventory consist of the following:

                                         April 30,          July 31,
                                           1996               1995
                                        ------------        ---------
                                               (000's omitted)

          Raw materials                 $  2,987             $   2,791
          Work in process                  1,758                   790
          Finished goods                   7,323                 1,936
                                        --------             ---------
                                        $ 12,068             $   5,517
                                        ========             =========

     APPAREL AMERICA, INC.

     April 30, 1996

     NOTE C -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     Long-term debt consists of the following:

                                     April 30,           July 31,
                                      1996                1995
                                   -------------       -----------
                                               (000's omitted)

    Term loan payable               $  6,473           $    6,999
    Litigation settlement
      (see Note G)                       193                  229

    Trademark purchase payable         1,200                  -
    Other (including $96 and $132
      due to a related party)            278                  294
                                    ---------          ----------
                                    $  8,144           $    7,522

    Less: current portion             (1,053)              (1,520)
                                    ---------          -----------
                                    $  7,091           $    6,002
                                   =============       ===========

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

     Accounting for the amended agreement was based on Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the carrying amount of the debt was reduced to the equivalent of the total future cash payments (approximately $8,745,000 of principal and $2,457,000 of estimated future interest), resulting in the recognition of an extraordinary gain of $4,165,000 in the fourth quarter of fiscal year 1994. The estimated future interest is to be amortized against interest expense over the term of the credit agreement. For the nine months ended April 30, 1996 and 1995, amortization of deferred interest amounted to $443,000 and $540,000, respectively.

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

     In June 1996, the Fifth Amended and Restated Credit Agreement was amended to reflect, among other things, the reduction of the scheduled June 1996 principal repayment of $789,000 by approximately $526,000 and the increase in the Company's capital expenditure limit by $200,000 for the current fiscal year.

     APPAREL AMERICA, INC.

     April 30, 1996

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

     Other long-term debt is composed of certain equipment loans under which the Company is to make equal principal payments of $14,720 per month and will pay interest equal to the prime rate plus 2% on the unpaid principal balance.

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

     NOTE D--SUBORDINATED NOTE

     Effective November 1, 1995, the Company entered into an agreement for the exchange of its $1,000,000 Subordinated Note plus accrued and unpaid interest of $150,000 for an Amended and Restated Subordinated Note in the aggregate principal amount of $600,000. As a result of this exchange, a gain of $550,000 was recognized and recorded as extraordinary income in the current fiscal year. A principal repayment of $50,000 was made in February 1996 on the amended note. The remaining balance is to be repaid as follows: a) $50,000 on June 30, 1996 and $50,000 on June 30, 1997 subject to excess cash flow provisions of the Company's term loan agreement (see Note C) and, b) the unpaid balance on June 30, 1998. Interest accrues on the unpaid principal balance of the amended note at a rate of 8 1/2% and is payable on a quarterly basis. Additional interest accrues at the rate of 4% on the unpaid principal balance and is payable on June 30, 1998.

     APPAREL AMERICA, INC.

     April 30, 1996

     NOTE E -- CUMULATIVE REDEEMABLE PREFERRED STOCK

     The Company's $9 Series B Cumulative Redeemable Preferred Stock has a redemption value of $100 per share and is subject to mandatory semi-annual redemption requirements commencing on June 30, 1995, with a final redemption on December 31, 1997. Such redemptions are subject to certain restricted payment covenants of senior debt. The shares were issued at a discount which is being amortized over the redemption period. Accrued dividends on the Series B Preferred Stock are subject to certain restricted payment covenants of senior debt. At April 30, 1996, such accrued dividends amounted to $1,575,000.

     In fiscal 1995, the Company entered into agreements providing for the exchange of 25,000 shares of the $9 Series B Redeemable Preferred Stock and accrued dividends thereon for 11,650 shares of the Company's $8.50 Series H Redeemable Preferred Stock plus cash consideration of $85,000. The excess of the carrying value of the exchanged Series B Preferred Stock and accrued dividends thereon over the redemption value of the Series H Preferred Stock and consideration paid has been recorded as a capital contribution of approximately $2,097,000. Annual dividend and stock redemption payments related to the Series H Preferred Stock (as permitted under the term loan agreement) are approximately $200,000 to $250,000 through fiscal year 2002. For the nine months ended April 30, 1996, dividend payments amounted to approximately $87,000 and stock redemption amounted to approximately $47,000 on the Series H Preferred Stock.

     NOTE F -- STOCKHOLDERS' EQUITY

     In connection with the August 1995 acquisition of the Roxanne and Harbour Casual trademarks and the Coco Reef tradename, the Company issued 300,000 shares of common stock to the principals of Milady Brassiere and Corset Co., Inc.

     NOTE G - OTHER EXPENSE

     For the nine months ended April 30, 1995, other expense of $412,000 is composed of expenses related to the settlement of certain litigation to which the Company was a party. Under the terms of the settlement, which involved a former Company executive, an initial payment of $150,000 was made in December 1994 with the balance payable in semi-annual installments through December 1997. The settlement has been discounted at an annual effective rate at 9% to reflect its present value at April 30, 1996.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Nine Months Ended April 30, 1996
     --------------------------------

     Net sales increased by $10,356,000, or 34.5%, to $40,394,000 for the nine months ended April 30, 1996 as compared to $30,038,000 for the nine months ended April 30, 1995. The increase in sales is primarily attributable to an increase in unit sales volume as unit selling prices rose by approximately 4% compared to the prior year period. Sales of product relating to the August 1995 acquisition of the Roxanne and Harbour Casual trademarks (see Note C to the condensed financial statements) represented approximately 60% of the increase. The balance of the increase is primarily attributable to increased "private label" sales to two customers, Lands' End and Sears.

     Gross profit declined to 27.7% for the nine months ended April 30, 1996 as compared to 31.5% for the nine months ended April 30, 1995. This decrease is primarily related to increased manufacturing and product development costs associated with the production of goods under the Roxanne and Harbour Casual trademarks. Also contributing to the decline in gross profit is a change in product mix resulting from increased sales of non-branded (private label) goods as compared to the prior year period.

     Operating expenses increased by $1,751,000, or 29.5%, to $7,688,000 for the nine months ended April 30, 1996 as compared to $5,937,000 for the nine months ended April 30, 1995. The increase in selling, design and promotion expenses of $1,026,000 is composed principally of Roxanne and Harbour Casual sales salaries, commissions, showroom rent and related overhead expenses. Shipping expenses increased by $479,000 primarily due to staff additions, additional shipping supplies and maintenance costs and increases in freight costs necessary to warehouse and ship Roxanne and Harbour Casual product along with certain variable shipping costs associated with increased sales volume. The increase in general and administrative expenses of $246,000 is related to certain accounting and data processing staff increases along with increases in certain supplies, services, and operating costs as a result of the acquisition of the Roxanne and Harbour Casual trademarks. Certain inflationary increases in salaries, supplies and other operating overhead costs also contributed to this increase.

     The above activities resulted in a decline in operating income of $25,000, or 0.7%, to $3,511,000 for the nine months ended April 30, 1996 as compared to operating income of $3,536,000 for the nine months ended April 30, 1995.

     Interest and financing costs increased to $993,000 for the nine months ended April 30, 1996 as compared to $582,000 for the prior year period. This increase is principally related to increased borrowing levels under the Company's working capital loans necessary to fund the acquisition and development of the Roxanne and Harbour Casual business and, to a lesser extent, the growth of the Company's Robby Len business.

     Other expense of $412,000 for the nine months ended April 30, 1995 is related to the settlement of certain litigation described in Note G to the condensed financial statements.

     The aggregate effect of the above activities resulted in income before provision for income taxes and extraordinary item of $2,518,000 for the nine months ended April 30, 1996 as compared to income of $2,542,000 before provision for income taxes and extraordinary item for the nine months ended April 30, 1995.

     Extraordinary income of $550,000 for the nine months ended April 30, 1996 is a result of the restructuring of the subordinated debt described in Note D to the condensed financial statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     Three Months Ended April 30, 1996
     ---------------------------------

     Net sales for the three months ended April 30, 1996 increased by $6,551,000, or 38.6%, to $23,518,000 as compared to $16,967,000 for the three months ended April 30, 1995. Sales of goods bearing the Roxanne and Harbour Casuals trademarks were the primary factors contributing to the increase in sales. In addition, increases in sales of non-branded (private label) product also contributed to the sales increase.

     Gross profit declined to 26.9% for the three months ended April 30, 1996 as compared to 28.5% for the three months ended April 30, 1995. Principal factors in the decline in gross profit for the period were increased manufacturing and product development costs (including certain staff additions) related to the production of Roxanne and Harbour Casual goods. In addition, changes in the product mix, principally relating to increased sales of non-branded (private label) product, also contributed to the decline in gross profit.

     Operating expenses increased by $854,000, or 36.1%, to $3,218,000 for the three months ended April 30, 1996 as compared to $2,364,000 for the prior year period. This increase is primarily attributable to the recently acquired Roxanne and Harbour Casual trademarks and the resulting increases in selling, shipping and administrative expenses to develop and market the products bearing these trademarks. Increases in certain variable selling and operating expenses associated with increased sales volume of the Company's Robby Len business also contributed to the increase in operating expenses.

     The above activities resulted in an increase in operating income of $629,000, or 25.4%, to $3,102,000 for the three months ended April 30, 1996 as compared to operating income for $2,473,000 for the three months ended April 30, 1995.

     For the three months ended April 30, 1996, interest and financing costs rose by $149,000, or 48.1%, to $459,000 as compared to $310,000 in the three months ended April 30, 1995. Increased borrowings under the Company's working capital loan facility necessary to finance the acquisition, development and production of goods for the Roxanne and Harbour Casual business were the primary factors contributing to the increase.

     The aggregate effect of the above activities resulted in income of $2,643,000 before provision for income taxes for the three months ended April 30, 1996 as compared to income of $2,163,000 before provision for income taxes in the prior year period.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

   Liquidity and Capital Resources
   -------------------------------

   The ratio of current assets to current liabilities was 1.20 to 1.00 at April 30, 1996 as compared to 1.59 to 1.00 at July 31, 1995. Working capital increased by $1,593,000 to $4,881,000 at April 30, 1996 as compared to $3,288,000 at July 31, 1995. This increase in working capital is primarily attributable to the net income for the period (before extraordinary income) which was partially offset by a $500,000 payment in connection with the purchase of the Roxanne and Harbour Casual trademarks and capital expenditures of approximately $448,000.

   The Company's working capital requirements are affected significantly by the highly seasonal nature of its business, through which it markets women's swimwear and related sportswear under the Robby Len, Harbour Casual, Roxanne and Coco Reef labels, among others. As a leading manufacturer of women's swimwear, the Company builds inventory during the first five months of the fiscal year (August - December) in order to meet its shipping requirements in January through June (approximately 80% of annual sales are shipped in this time period). The $6,551,000 increase in inventory, $17,297,000 increase in the revolving loan balance, $15,934,000 increase in accounts receivable, $2,249,000 decrease in the due from factor balance and $1,866,000 increase in accounts payable for the nine months ended April 30, 1996 are attributable to the seasonality of the business. In addition, the increases in the accounts receivable and revolving loan balance as well as the decrease in the due from factor balance is related to the September 1995 replacement of the Company's factoring agreement with a revolving loan agreement (see Note C to the condensed financial statements). The $17,906,000 of net cash used in operating activities for the nine months ended April 30, 1996 is primarily reflected in the increases in inventory, accounts receivable and accounts payable and the elimination of the Company's factoring agreement.

   The Company's investing activities consist primarily of purchases of machinery and equipment. During fiscal years 1995 and 1996, the Company purchased certain production and pattern making equipment financed primarily through long-term arrangements (see Note D to the condensed financial statements for further information). The Company expects to finance its capital expenditures in the next twelve months through internally generated funds or short-term borrowings.

   The Company's primary ongoing cash needs are for working capital requirements, capital expenditures, dividends and redemption of Series H Preferred Stock and term debt amortization (both principal and interest). The two present sources for the Company's liquidity needs are internally generated funds and short-term borrowing available under its revolving loan agreement (see Note D to the condensed financial statements). Through this agreement, the Company finances its inventory and receivables build-up during the first five months of the fiscal year and repays these borrowings over the remainder of the fiscal year. The outstanding loan balance under the agreement at April 30, 1996 was $17,297,000.
   In January 1996, the maximum loan balance under the revolving credit facility was increased from $15,000,000 to $23,000,000 in order to support increased borrowing requirements (including certain seasonal overadvances) principally related to the acquisition, development and production of goods under the newly acquired Roxanne and Harbour Casual trademarks.

   Management believes that the current financial resources available to the Company (short-term borrowings under revolving credit facility and funds from operations) are expected to be adequate to meet its foreseeable liquidity requirements, including scheduled repayments of term indebtedness along with dividends and redemption of Series H Preferred Stock, in the next twelve months.
                                        15

PART II.- OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          On February 28, 1996, the Company held its annual meeting of shareholders. Matters voted on at the meeting included the election of directors, appointment of independent public accountants and an amendment to the Company's Certificate of Incorporation to increase the Company's authorized common stock.

          All directors elected at the annual meeting with the exception of Bernard Tessler were serving in that capacity prior to the meeting. Following is a tabulation of the votes for the election of directors:

                             Votes for       Votes Against          Absentions
                             ---------       -------------          ----------
          Burton I. Koffman  5,778,100             3,076            -
          Richard E. Koffman 5,778,224             2,912            -
          Arthur G. Cohen    5,778,265             2,911            -
          Jeffrey P. Koffman 5,778,296             2,880            -
          Bernard Tessler    5,778,232             2,944            -
          Eric T. Weitz      5,778,262             2,914            -

          Votes for the appointment of BDO Seidman, LLP as independent public accountants of the Company for the fiscal year 1996 were as follows:

          For:        5,777,190
                      ---------
          Against:        1,446
                          -----
          Absentions:     2,537
                          -----

          The final matter submitted to a vote was for an approval to an Amendment to the Company's Certificate of Incorporation to increase the Company's authorized common stock from 15,000,000 shares to 30,000,000 shares in order to provide greater flexibility in financing the Company's operations in the future. Results of the vote on this matter were as follows:

          For:          5,768,169
                        ---------
          Against:          6,253
                            -----
          Absentions:       6,754
                            -----



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          a) Exhibits -- none

          b) Reports on Form 8-K -- none








                                        16

                                    SIGNATURES
                                    ----------




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   Apparel America, Inc.
                                               ------------------------------
                                                          Registrant







   Date  June 13, 1996                         /s/ Frederick M. D'Amato
        ---------------                        -----------------------------
                                               Frederick M. D'Amato, Vice
                                               President - Finance, both on
                                               behalf of the Registrant and as
                                               its Principal Financial Officer