Form 10-K
period 1996-07-31
APPAREL AMERICA INC
filed 1996-10-29
CIK 4319

                                      FORM 10-K


                        --------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                        --------------------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED JULY 31, 1996

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


                   COMMON STOCK, $.05 PAR VALUE PER SHARE , AS OF
                   OCTOBER 10, 1996 - $ 2,743,399

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
YES        NO
   ----      ----

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                     19,762,643 SHARES OF COMMON STOCK, PAR VALUE
                        $.05 PER SHARE, AS OF OCTOBER 22, 1996


                         DOCUMENTS INCORPORATED BY REFERENCE:
                                         NONE

                                        PART I
                                        ------

ITEM 1.  BUSINESS

INTRODUCTION

         Apparel America, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on June 14, 1968. The Company designs, manufactures and distributes women's swimwear and related sportswear and beachwear. The Company's products are substantially all manufactured domestically and are distributed principally within the United States through its Robby Len Division.


SALES AND MARKETING; COMPETITION

    The Robby Len Division competes in the misses' swimwear market segment, which caters to women over 18 years of age. The Robby Len Division markets its swimwear primarily under the Robby Len, Roxanne and Coco Reef "branded" labels to many national and regional department stores, specialty stores and catalogs, as well as under "private label" programs for many of the nation's leading retailers. In addition, the Robby Len Division competes in the discount chain market under its "Lenee" label. The "branded" market segment accounts for approximately $540 million of retail sales, or approximately 49% of the total $1.1 billion retail women's swimwear industry. Robby Len is the second largest misses' swimwear brand and has a market share of approximately 10%. The top ten competitors in the branded women's swimwear market, all of which, except for Robby Len, are privately owned or are subsidiaries of larger companies, account for an estimated 70% of such sales. Both the Robby Len and Roxanne labels have competed well in the misses' swimwear market for over 50 years and the Company believes that its Robby Len Division offers a high quality product at a reasonable price.

    Three major customers of the Robby Len Division accounted for an aggregate of approximately 37% of the Company's total sales for fiscal year ended July 1996. Shipments to Sears Roebuck & Co. were approximately $5,604,000 (11%) for the year ended July 31, 1996, $5,301,000 (13%) for the year ended July 31, 1995 and $4,620,000 (13%) for the year ended July 31, 1994. Shipments to Federated Stores were $7,328,000 (14%) for the year ended July 31, 1996 and less than 10% of sales for the years ended July 31, 1995 and 1994. Shipments to May Company were approximately $6,235,000 (12%) for the year ended July 31, 1996 and less than 10% of sales for the years ended July 31, 1995 and 1994.

MANUFACTURING AND DISTRIBUTION

    The Robby Len Division's business is highly seasonal, with peak manufacturing levels occurring from October through May. Accordingly, the largest volume of shipments, representing approximately 80% of its sales, occur from January through June. All swimwear is cut and sewn in Robby Len's in-house manufacturing facilities in New Haven, Connecticut and Hartford, Connecticut or on a contract basis to the Company's specifications at other domestic outside facilities and, to a lesser extent, at outside facilities located in Mexico, Colombia and the Dominican Republic. Approximately 82% of the fabric cutting and 33% of the sewing is done at the Company's in-house facilities with the balance produced at outside contractors. Approximately 7% of the sewn garments were produced by off-shore outside contractors. All finished garments are shipped to customers from the Company's New Haven, Connecticut manufacturing and distribution facility. The Company believes that the use of this combination of manufacturing facilities enhances the Robby Len Division's manufacturing flexibility, minimizes quality control problems and insures a relatively low break-even point.

    The return policy of the Robby Len Division is that a return authorization must be issued to a customer before merchandise will be accepted at its facility. Returns have historically averaged between 3.5% and 4.0% of net sales.


EMPLOYEES

    During its peak periods during the year ended July 31, 1996, the Robby Len Division employed approximately 418 employees, including 72 managerial, sales
and clerical employees and 346    employees engaged in the Robby Len Division's
manufacturing operations. Approximately 298 of the Robby Len Division's employees are covered by a collective bargaining agreement with the International Ladies Garment Workers Union (the "ILGWU") and the Company believes that its employee relations are satisfactory. The current agreement with the ILGWU remains in force through May 1997.

         During the slower manufacturing periods of June through August, the Robby Len Division employed approximately 175 employees, including 72 managerial, sales and clerical employees and 103 employees engaged in the Robby Len Division's manufacturing operations, approximately 74 of whom are covered by the collective bargaining agreement with the ILGWU.

PATENTS, TRADEMARKS AND TRADENAMES

    The Company uses a number of trademarks in connection with the business of the Robby Len Division, including "Robby Len," "Louisa Brooks," "Tall Talk," "Shape-Lee," "Fit Zone," "Sport Form," "Longsuit," "Longlines,", "Waterlines," "Aquacize" and "Benefit System," each of which is a registered trademark in the United States for use on women's, misses' and girl's swimwear. The Company also uses the trademarks "Roxanne," "Harbour Casual" and the tradename "Coco Reef," all of which were acquired in August 1995. See "Recent Transactions" below.

RAW MATERIALS

    The principal raw materials used by the Company in connection with the operations of the Robby Len Division are synthetic fabrics, substantially all of which are a blend of 85% nylon and 15% spandex, commonly referred to as "elastic fabric". The Robby Len Division purchases its fabric from major domestic producers, including Milliken and Company, Darlington Fabrics, Guilford Mills, Lida, Inc. and Missbrenner, Inc.. The Company expects sufficient supplies of fabric and other raw material to be available to meet the demands of the Robby Len Division in the foreseeable future. The Company is generally able to purchase its fabric under normal trade credit terms of sixty (60) days.

BACKLOG

    At July 31, 1996 and 1995, the Robby Len Division's backlog of unshipped customer orders was approximately $2,098,000 and $463,000, respectively. Substantially all of the backlog of unshipped orders at July 31, 1996 was filled by October 25, 1996.

RECENT TRANSACTIONS

    In fiscal 1995, the Company entered into agreements providing for the exchange of 25,000 shares of its $9.00 Cumulative Preferred Series B Stock and accrued dividends thereon for 11,650 shares of the Company's $8.50 Cumulative Preferred Series H Stock ("Series H Preferred Stock") plus consideration of $85,000. The Series H Preferred Stock has a redemption value of $100 per share and is subject to mandatory redemption requirements which commenced on May 1, 1996, with a final redemption on May 1, 2002.

    On August 7, 1995, the Company acquired from Milady Brassiere & Corset Co., Inc. ("Milady") the trademarks Roxanne and Harbour Casual as well as the tradename Coco Reef. The Company also acquired certain inventory and associated customer purchase orders. The purchase price for the trademarks and tradename is to be determined based on a percentage of net sales of goods bearing the Roxanne, Harbour Casual and Coco Reef labels over the next seven years. In addition, at the Closing (August 7, 1995) the Company paid an advance against the purchase price of $500,000. Further, the Company guaranteed a minimum payment of $1,200,000 (inclusive of the $500,000 advance) for the first three years and $500,000 for the last four years.

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

    Effective November 1, 1995, the Company entered into an agreement for the exchange of its $1,000,000 Subordinated Note plus unpaid interest of $150,000 for an Amended and Restated Subordinated Note in the amount of $600,000. The amended and restated note is due on June 30, 1998. A principal payment of $50,000 was made in February 1996 and additional annual principal payments of $50,000 can be made subject to excess cash flow provisions of senior debt. The amended and restated note is subordinate to payment in full of all senior debt.

    During fiscal year 1996, the Company and its senior debt lenders negotiated three amendments to their credit agreement. These amendments, among other things, authorized the establishment of a foreign subsidiary, deferred a portion of the scheduled June 1996 principal payment, permitted the payment of dividends and redemption of a portion of Series H Preferred Stock and revised certain financial covenants.

    In July 1996, outstanding warrants to purchase 3,876,140 shares of the Company's common stock at a price of $.10 per share were exercised. The warrants, which were issued in connection with the conversion of certain debt to Series F Preferred Stock, were held primarily by affiliates of the Company.

    Effective July 30, 1996, the Company entered into agreements for the exchange of all outstanding Series E, F and G Preferred Stock for 8,096,940 shares of common stock. The Series E, F and G Preferred Stock was held principally by affiliates of the Company or members of the family holding majority ownership of the Company.

    In September 1996, the Company incorporated a subsidiary in Mexico, Trajes de Bano Morelos, S.A. de C.V. ("TBM"), for the purpose of establishing a manufacturing facility in Mexico. At the present time, it is anticipated that this facility will begin operations in the spring of 1997. TBM is projected to produce approximately 15% of the Company's swimwear within two years of commencement of operations.

ITEM 2.  PROPERTIES

         The Company's principal administrative offices are located at 1175 State Street, New Haven, Connecticut. In connection with the operation of its Robby Len Division, the Company leases showroom facilities in New York, Florida and California, and manufacturing and distribution facilities in Connecticut.

         The following table sets forth the Company's leased facilities:
                        Type of             Approximate    Expiration
Location                Facility            Square Feet    of Lease
--------                --------            -----------    ----------

1175 State Street       Manufacturing/         182,500         1999
New Haven, CT            Distribution

1429 Park Street        Manufacturing           38,625         2000
Hartford, CT

1411 Broadway           Showroom                 5,814         2000
30th Floor
New York, NY

110 East 9th Street     Showroom                   880         1997
Los Angeles, CA

777 Northwest           Showroom                   600         1999
72nd Avenue
Miami, FL

1411 Broadway           Showroom                 3,296         2000
30th Floor
New York, NY (1)

777 Northwest           Showroom                   450         1999
72nd Avenue
Miami, FL (1)

110 East 9th Street     Showroom                 1,302         1997
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                       PART II
                                       -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           During the fiscal years ended July 31, 1996 and July 31 1995, the Company's Common Stock has been traded on the OTC Electronic Bulletin Board. The high and low bid quotations for the fiscal years ended July 31, 1996 and July 31, 1995 according to the National Quotations Bureau, Inc. is as follows:


                                    Fiscal Year         Fiscal Year
                                   July 31,1996        July 31,1995
                                  --------------      --------------
                                   High      Low       High      Low
                                  -----     ----      -----     ----

August 1 - October 31             $1.000   $.0625     $.0625   $.0625
November 1 - January 31           $.8750   $.1250     $.0625   $.0625
February 1 - April 30             $.5625   $.1875     $.0700   $.0625
May 1 - July 31                   $.5938   $.4375     $.1250   $.0625

         The Company had approximately 5,007 holders of record of its Common Stock as of October 22, 1996.

         No dividends were paid by the Company on its Common Stock during the fiscal years ended July 31, 1996, 1995 and 1994. It is not anticipated that any dividends will be paid by the Company on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                                                         Six Months Ended
                               Year Ended July 31,            July 31,       Year Ended January 31,
                           ---------------------------   -----------------   ----------------------
                           1996      1995      1994      1993      1992           1993      1992
                           ----      ----      ----      ----      ----           ----      ----
                                               (In thousands, except per share data)

Income Statement Data(1)

Net sales                  $49,876   $38,964   $34,273   $19,339   $22,529        $33,608   $30,926


Operating income               642     2,849     1,575       504     2,459          1,888     1,661

Interest and
 financing costs             1,265       779     1,804     1,088     1,418          2,394     2,769

Income (loss) from
 continuing
 operations
 before income taxes          (387)    1,691       162      (584)    1,041           (506)     (905)

Income (loss) from
 continuing operations        (407)    1,671       142      (594)      638           (532)     (929)

Income (loss) from
 discontinued
 operations                     --        --        --        99       201         (7,537)   (3,096)

Extraordinary
 Income                        550        --     4,165        --       395             --        --

Net income (loss)              143     1,671     4,307      (495)    1,234         (8,069)   (4,025)

Preferred stock
 dividends                     504       718       540       270       270            540       540

Net income (loss)
 applicable to common
 stockholders                 (361)      953     3,767      (765)      964         (8,609)   (4,565)

Net income (loss) per
 common share:

 Income (loss) from
 continuing operations       $(.12)    $.13     $ (.05)   $ (.11)    $ .05         $ (.14)    $(.20)
 Income (loss) from
 discontinued
 operations                     --        --        --    $  .01     $ .03        $ (1.02)    $(.42)
 Extraordinary income         $.07        --     $ .56        --       .05             --        --
 Net income (loss)           $(.05)     $.13     $ .51    $ (.10)    $ .13        $ (1.16)    $(.62)

Weighted average
 number of common shares
 outstanding                 7,760     7,390     7,390     7,390     7,390          7,390     7,390


                                         July 31,                      January 31,
                            -----------------------------------    ---------------------
                            1996      1995      1994      1993(1)   1993(1)        1992
                            ----      ----      ----      ----      -------        ----
                                                  (Thousands of dollars)

Balance Sheet Data
------------------

Total assets               $20,408   $15,095   $14,664   $14,977   $19,388        $41,142

Working capital
 (deficit)                   1,407     3,288     3,947   (12,434)  (11,905)       (10,334)

Long-term debt(2)
(excluding current
 portion)                    8,616     8,523    10,940        --        --             --

Subordinated notes
 payable(3)                    468     1,000     1,000     1,000     1,000          1,000

Cumulative redeemable
 preferred stock(4)          4,568     4,537     5,583     5,412     5,329          5,166

$12 Preferred series
E stock(5)                      --    16,383    16,383    14,383    14,383         14,383

$12 Preferred series
F stock(5)                      --     7,022     7,022     7,022     7,022          7,022

$10 Preferred series
G stock(5)                      --    17,079    17,079    17,079    17,079         17,079

______________________________

(1) Reflects reclassification of the discontinued Mayfair Division accounts and results of operations.

(2) See Note 4 to the Financial Statements.

(3) See Note 5 to the Financial Statements.

(4) See Note 6 to the Financial Statements.

(5) See Note 7 to the Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS
--------------------------------



         The following table sets forth, for the periods indicated, certain items expressed as a percentage of net sales:

                        Year Ended       Year Ended     Year Ended
                      July 31, 1996    July 31, 1995  July 31, 1994
                      -------------    -------------  -------------

Net sales                100.0%           100.0%         100.0%
                         ------           ------         ------

Cost of goods sold        78.6             72.4           74.0
Operating expenses        20.1             20.3           21.4
Interest and financing
  costs                    2.5              2.0            5.3
Other, net                (0.4)             1.0           (1.1)
                         ------            -----          -----

                         100.8             95.7           99.6
                         ------           ------          -----

Income (loss) before
  provision for
  income taxes and
  extraordinary income    (0.8)             4.3            0.4
Provision for income
  taxes                     -                -              -
                           ---              ---            ---

Income (loss) before
  extraordinary income    (0.8)             4.3            0.4

Extraordinary income       1.1               -            12.2
                          -----             ---          ------
Net income                 0.3              4.3           12.6
                          -----            -----         ------
                          -----            -----         ------

Year Ended July 31, 1996 Compared
to Year Ended July 31, 1995
---------------------------------

     Net sales increased by $10,912,000, or 28.0%, to $49,876,000 for the year ended July 31, 1996 as compared to $38,964,000 for the year ended July 31, 1995. This increase is due principally to an increase in unit sales volume as unit selling prices rose by approximately 4% compared to the prior year. Sales of goods relating to the August 1995 acquisition of the Roxanne, Harbour Casual and Coco Reef labels (see Item 1 - Recent Transactions for further information) represented approximately 75% of the sales increase.
The balance of the increase is primarily attributable to increased sales of "Sand Dollars" swimwear cover-ups and sportswear and increased sales of non-branded, or "private label", swimwear.

     Gross profit as a percentage of net sales declined to 21.4% for the year ended July 31, 1996 as compared to 27.6% for the year ended July 31, 1995. This decline is due principally to a) increased manufacturing and product development costs relating to goods produced under the newly acquired Roxanne, Harbour Casuals and Coco Reef labels b) a change in product mix related to increased sales of non-branded "private label" swimwear and c) a poor retail selling environment which led to increased promotional sales and liquidation of certain unsold inventory.

     Operating expenses increased by $2,150,000, or 27.2%, to $10,042,000 for the year ended July 31, 1996 as compared to $7,892,000 for the year ended July 31, 1995. The increase in selling, design and promotion expenses of $1,552,000 is composed principally of Roxanne and Harbour Casual sales salaries, commissions, showroom rent and related overhead expenses. Shipping expenses increased by $619,000 primarily due to staff additions, additional shipping supplies and maintenance costs and increases in freight costs necessary to warehouse and ship Roxanne and Harbour Casual product along with certain variable shipping costs associated with increased sales volume. Certain inflationary increases in salaries, supplies and other operating overhead costs also contributed to this increase.

     The above activities resulted in a decline in operating income of $2,207,000, or 77.5%, to $642,000 for the year ended July 31, 1996 as compared to operating income of $2,849,000 for the year end July 31, 1995.

     Interest and financing costs increased by $486,000, or 62.4%, to $1,265,000 for the year ended July 31, 1996 as compared to $779,000 for the year ended July 31, 1995. This increase is principally related to increased borrowings under the Company's working capital line of credit necessary to fund the acquisition and development of the Roxanne, Harbour Casuals and Coco Reef product lines and, to a lesser extent, the growth of the Company's Robby Len business.

     Other income of $236,000 for the year ended July 31, 1996 is primarily related to the recognition of a net settlement gain in connection with the termination of the Company's defined benefit pension plan. See Note 8 to the Financial Statements for additional information.

     The aggregate effect of the above activities resulted in a loss before provision for income taxes and extraordinary income of $387,000 for the year ended July 31, 1996 as compared to income before provision for income taxes and extraordinary income of $1,691,000 for the year ended July 31, 1995.

     Extraordinary income of $550,000 for the year ended July 31, 1996 is a result of the restructuring of the Subordinated Note described in Note 5 to the Financial Statements.


Year Ended July 31, 1995 Compared
to Year Ended July 31, 1994
---------------------------------

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

     Litigation settlement expense of $412,000 for the year ended July 31, 1995 is attributable to the settlement of certain litigation described in Note 4 to the Financial Statements.

     Included in other income of $391,000 for the year ended July 31, 1994 is a gain of approximately $340,000 on the curtailment of the Company's defined benefit pension plan. Refer to Note 8 to the Financial Statements for additional information.

     The aggregate effect of the above activities resulted in income before provision for income taxes and extraordinary income of $1,691,000 for the year ended July 31, 1995 as compared to income before provision for income taxes and extraordinary income of $162,000 for the year ended July 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The ratio of current assets to current liabilities was 1.13 to 1.00 at July 31, 1996 as compared to 1.59 to 1.00 at July 31, 1995. Working capital declined by $1,881,000 to $1,407,000 at July 31, 1996 as compared to $3,288,000 at July
31, 1995. This decrease in working capital is primarily attributable to the net loss for the period (before extraordinary income) along with a $500,000 payment in connection with the purchase of the Roxanne and Harbour Casual trademarks and Coco Reef tradename and capital expenditures of approximately $574,000.

     The Company's working capital requirements are affected significantly by the highly seasonal nature of its business, through which it markets women's swimwear and related sportswear under the Robby Len, Harbour Casual, Roxanne, and Coco Reef labels, among others. As a leading manufacturer of women's swimwear, the Company builds inventory during the first five months of the fiscal year (August - December) in order to meet its shipping requirements in January through June (approximately 80% of annual sales are shipped in this time period). The $2,213,000 increase in inventory is due primarily to the addition of the Roxanne, Harbour Casual and Coco Reef product lines and, to a lesser extent, to anticipated sales increases in the first quarter of fiscal year 1997 as compared to the prior year period. The $647,000 increase in accounts payable and accrued expenses and the $5,488,000 increase in the revolving loan balance are attributable primarily to the increase in inventory. In addition, the increases in the accounts receivable and revolving loan balance as well as the decrease in the due from factor balance is related to the September 1995 replacement of the Company's factoring agreement with a revolving loan agreement (see Note 4 to the Financial Statements). The $6,412,000 of net cash used in operating activities for the year ended July 31, 1996 is primarily reflected in the increases in inventory, accounts receivable and accounts payable along with the net loss before extraordinary income (adjusted for non-cash items) and the elimination of the Company's factoring agreement.

     The Company's investing activities consist primarily of purchases of machinery and equipment as well as leasehold improvements. During fiscal years 1995 and 1996, the Company purchased certain production and pattern making equipment financed primarily through long-term arrangements (see Note 4 to the Financial Statements for further information). The balance of capital expenditures were financed through the Company's working capital line of credit and internally generated funds. The Company expects to finance its capital expenditures in the next twelve months through a combination of internally generated funds and long-term borrowings.

     The Company's primary ongoing cash needs are for working capital requirements, capital expenditures, dividends and redemption of Series H Preferred Stock and term debt amortization (both principal and interest). In addition, the Company is also planning for fiscal year 1997 capital expenditures amounting to approximately $700,000 for certain sewing equipment required by its Mexican subsidiary and leasehold improvements for its New Haven, CT facility. The three present sources for the Company's liquidity needs are internally generated funds, long-term capital expenditure borrowings and short-term borrowings available under its revolving loan agreement (see Note 4 to the Financial Statements). Through this agreement, the Company finances its inventory and receivables build-up during the first five months of the fiscal year and repays these borrowings over the remainder of the fiscal year. Under the terms of this agreement which expires August 31, 1997, the Company can borrow up to 85% against eligible receivables and 50% of eligible inventories along with specified seasonal overadvances. The outstanding loan balance under the agreement at July 31, 1996 was $5,488,000. In January 1996, the maximum loan balance under the revolving credit facility was increased from $15,000,000 to $23,000,000 in order to support increased borrowing requirements (including certain seasonal overadvances) principally related to the acquisition, development and production of goods under the newly acquired Roxanne, Harbour Casual and Coco Reef product lines.

     Management believes that the current financial resources available to the Company (short-term borrowings under revolving credit facility, certain long-term capital expenditure borrowings and funds from operations) are expected to be adequate to meed its foreseeable liquidity requirements, including scheduled repayments of term indebtedness along with dividends and redemption of Series H Preferred Stock, in the twelve months.


INFLATION

          The Company's Robby Len Division has historically been able to increase selling prices to the extent permitted by competition as the costs of merchandise and related operating expenses have increased and, therefore, inflation has not had a significant effect on the operations.

FUTURE TRENDS

          In August 1995, the Company acquired the trademarks Roxanne and Harbour Casual and the tradename Coco Reef from Milady Brassiere & Corset Co., Inc. (see Item 1 - Recent Transactions for further discussion of the acquisition). As discussed above, 75% of the Company's approximate $11,000,000 sales increase for the year ended July 31, 1996 was attributable to sales of goods bearing these trademarks and tradename. In addition, this acquisition was a principal factor in the decline in gross profit and increase in operating expenses for fiscal year 1996. It is the belief of management that there is potential for significant growth in sales volume as a result of this acquisition over the next several years. It is also the belief of management that both gross profit and operating expenses as a percentage of sales should improve over fiscal year 1996 levels as certain start-up and fixed costs associated with the Roxanne acquisition will be reduced or remain relatively constant in concert with anticipated increases in sales volume.

          In an effort to lower its overall production costs and obtain additional production capacity necessary to meet its current and anticipated future growth, the Company is engaged in contract manufacturing programs in Mexico and the Dominican Republic. Currently, approximately 7% of the Company's production requirements are sourced from these areas, with additional growth planned for the future. These plans include the establishment of a contract manufacturing program in Columbia for the upcoming fiscal year. In addition, in September 1996 the Company established a subsidiary in Mexico, Trajes de Bano Morelos, S.A. de C.V.. This subsidiary will operate a swimwear manufacturing facility in Cuernavaca, Mexico. The production facility is scheduled to open in the spring of 1997 and it is anticipated that approximately 15% of the Company's production requirements will be fulfilled by this operation. It is management's belief that the acquisition of sources of lower manufacturing costs will be an important factor in the ability of the Company to continue to compete in its market and enhance profitability.

          While the Company is aggressively pursuing its plans for business growth and reduced production costs, there can be no assurance that it will be successful in its efforts in these areas.

RECENT ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption of this pronouncement is not expected to have a significant effect on the Company's financial statements.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which allows the choice of either the intrinsic value method or the fair value method of accounting for employee stock options. The Company has selected the option to continue the use of the current intrinsic value method.

     Both of these statements are effective for fiscal years beginning after December 15, 1995.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements required to be submitted in response to this
Item 8 are set forth in Part IV, Item 14 of the report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                       PART III
                                       --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages as of July 31, 1996:

       Name                   Age                 Capacity
       ----                   ---                 --------

Burton I. Koffman(3)          70             Chairman of the Board
                                             and Chief Executive
                                             Officer of the Company

Richard E. Koffman(2)         63             Vice Chairman of the
                                             Board, Executive Vice
                                             President and Secretary
                                             of the Company

Arthur G. Cohen(2)(3)         66             Director of the Company

Jeffrey P. Koffman(1)(3)      31             Director and President of
                                             the Company

Eric T. Weitz                 52             Director and Executive Vice
                                             President of the Company,
                                             President of the Robby Len
                                             Division

Bernard Tessler(2)            45             Director of the Company

David L. Koffman              37             Vice President and
                                             Assistant Secretary of
                                             the Company

Mark D. Greenberg             44             Vice President of the  Company,
                                             Vice President - Operations of the
                                             Robby Len Division

Murray Merl                   59             Vice President -
                                             Manufacturing of the
                                             Robby Len Division

Frederick M. D'Amato          42             Vice President - Finance
                                             of the Company and the
                                             Robby Len Division

---------------
(1) Elected President of the Company in February 1996
(2) Member of the Audit Committee
(3) Member of the Compensation Committee

          Burton I. Koffman has served as Chairman of the Board of the Company since January 1989 and as Chief Executive Officer of the Company since October 1989. Mr. Koffman served as President of the Company from January 1989 until October 1989 and from June 1995 to February 1996.

          Richard E. Koffman has served as Vice Chairman of the Board of the Company since October 1989 and as a Director, Executive Vice President and
Secretary of the Company since January 1989.   Mr. Koffman is also Treasurer,
Vice President, Secretary and a director of Empire Industries, Inc. and Executive Vice President and Secretary of Public Loan Company, Inc.

          Arthur G. Cohen has served as a Director of the Company since July 25, 1989. Mr. Cohen is a self-employed real estate developer and investor. Among other positions, he serves as Chairman of the Board of The Arlen Corporation.

          Jeffrey P. Koffman has served as a Director of the Company since June 1995 and Executive Vice President from June 1994 to February 1996. Mr. Koffman was appointed President of the Company in February 1996. Mr. Koffman served as a financial analyst with Security Pacific from 1987 to 1989. In 1989, Mr. Koffman became Vice President of Pilgrim Industries and in 1990, he became the President of that Company. From 1994 to present, Mr. Koffman has served in an executive capacity with Tech Aerofoam Products.

          Eric T. Weitz has served as a Director of the Company since January 1995 and as President of the Robby Len Division since January 1994. Mr. Weitz was appointed Executive Vice President of the Company in February 1996. Mr. Weitz served as Vice President-Marketing for Robby Len Fashions from 1983 until it was acquired by the Company in January 1989 and continued in that capacity for the Company's Robby Len Division until January 1994. Previously, Mr. Weitz served in various sales and executive capacities in the apparel industry.

          Bernard Tessler was elected a Director of the Company in February 1996. Mr. Tessler is Chairman, President, and Chief Executive Officer of LFS Acquisition, Inc., a Company which owns a chain of children's specialty apparel stores, a position he assumed in June 1995. From 1987 until 1991, Mr. Tessler was President and CEO of Children's Creative Workshop, Ltd.

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

          Messrs. Burton I. Koffman and Richard E. Koffman are brothers.  Burton
I. Koffman is the father of David L. Koffman and Jeffrey P. Koffman . Messrs. David L. Koffman and Jeffrey P. Koffman are brothers.

          The Board of Directors held two meetings during the year ended July 31, 1996. All other actions of the Board of Directors during the year ended July 31, 1996 were taken by unanimous written consent. There are two committees of the Board of Directors, an Audit Committee and an Executive Compensation Committee. The Company has no standing nominating committee of the Board of Directors or committee performing a similar function. Officers are elected by, and serve at the discretion of, the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth all compensation paid or accrued by the Company for the years ended July 31, 1996, July 31, 1995 and July 31, 1994 to or for the chief executive officer and the remaining four most highly compensated executive officers and key employees of the Company.

                              Summary Compensation Table
                              --------------------------

                               Annual Compensation     All Other
Name and                       -------------------
Principal Position       Year  Salary($)  Bonus($) Compensation ($)
------------------       ----  ---------  -------- ----------------

Burton I. Koffman        1996      -          -        40,000
  Chairman of the Board, 1995      -          -        40,000
  Chief Executive        1994      -          -        40,000
  Officer of the Company

Eric T. Weitz            1996   240,000     33,240      3,840
  Executive Vice Pres-   1995   240,000    144,600      4,800
  ident of the Company,  1994   192,000    100,000        -
  President of the
  Robby Len Division

Mark D. Greenberg        1996   150,000     16,620      3,696
  V.P. of the Company,   1995   150,000     72,300      3,000
  V.P. - Operations      1994   150,000     50,000        -
  of the Robby Len
  Division

Murray Merl              1996   136,500     16,620      3,347
  V.P. - Manufacturing   1995   130,000     54,225      2,600
  of the Robby Len       1994   130,000     37,500        -
  Division

Frederick M. D'Amato     1996   110,300     16,620      3,770
  Vice President-        1995   105,000     54,225      2,100
  Finance                1994   100,000     25,000        -


     Directors who are not officers or employees of the Company receive an annual fee of $5,000 and $500 per meeting attended for their services as directors. The Board of Directors held two meetings during the year ended July 31, 1996.

     Mr. Burton I. Koffman and Mr. Richard E. Koffman receive an annual consulting fee of $40,000 (as disclosed above) and $60,000, respectively. Mr. Jeffrey P. Koffman receives an annual salary of $36,000.

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

          The Compensation Committee plans to further review the Company's existing executive officer compensation plans in 1996 and intends to modify such plans as required to fit within the announced philosophy of the Committee.

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

          Salaries for the year ended July 31, 1996 for Messrs. Merl and D'Amato were based on levels established and approved by the Company's Board of Directors in August 1995. Mr. Greenberg's salary for the year ended July 31, 1996 was based on a level established and approved by the Company's Board of Directors in August 1992. Mr. Weitz's salary for the year ended July 31, 1996 was based on a level established and approved by the Company's Board of Directors in August 1994. Mr. Burton I. Koffman's compensation is based on a consulting arrangement.

ANNUAL BONUSES

          The Company has a bonus incentive program for its executive officers. The bonuses, if any, awarded are based upon minimum levels of profitability, as defined. Based on the performance of the Robby Len Division, bonuses were awarded for the year ended July 31, 1996 to Messrs. Weitz, Greenberg, Merl and D'Amato.


PERFORMANCE GRAPH

          The following graph compares the yearly percentage change in the Company's cumulative total stockholder return on Common Stock with (i) the cumulative total return of the NASDAQ market index and (ii) the cumulative total return of companies with the standard industrial code (SIC) Code 2339 over the period from August 1, 1991 through July 31, 1996. The component entities of SIC Code 2339 were generated by Media General Financial Service, Inc. All the entities in SIC Code 2339 were incorporated into the peer group.






                               [GRAPH]


----------------------------Fiscal Year Ending --------------------------------



                      1991       1992      1993      1994      1995     1996
                      ----       ----      ----      ----      ----     ----

Apparel America Inc. 100.00     100.00    100.00     100.00    200.00   900.00

Industry Index       100.00      68.87     39.75      41.32     52.94    55.75
(SIC Code 2339)

Broad Market Index   100.00     102.46    127.27     138.88    170.19   185.53
(NASDAQ Market)


Assumes $100 invested on August 1, 1991. Assumes dividends reinvested through fiscal year ended July 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

          The following table sets forth the holdings, as of October 25, 1996, of the Company's Common Stock by (i) each person who held of record more than 5% of the Company's Common Stock, (ii) each of the directors of the Company and
(iii) all directors and officers as a group:
                                                Shares
                            Title of            Beneficially        Percent
Name and Address            Class               Owned               of Class
----------------            --------            ------------        --------

PLC, Inc.                   Common Stock          4,211,400(1)       21.31%
300 Plaza Drive             $.05 par value
Vestal, New York

Mayfair Industries, Inc.    Common Stock          3,563,640(1)       18.03%
300 Plaza Drive             $.05 par value
Vestal, New York

Burton I. Koffman           Common Stock          2,124,456(2)       10.75%
300 Plaza Drive             $.05 par value
Vestal , New York

REK Corp.                   Common Stock          1,901,677(1)        9.62%
300 Plaza Drive             $.05 par value
Vestal, New York

Richard E. Koffman          Common Stock          1,074,037(2)        5.43%
300 Plaza Drive             $.05 par value
Vestal, New York

Arthur G. Cohen             Common Stock            884,000(3)        4.47%
1501 Broadway               $.05 par value
New York, New York

Jeffrey P. Koffman          Common Stock            600,000           3.04%
300 Plaza Drive             $.05 par value
Vestal, New York

All Directors and           Common Stock          5,187,599(4)       26.25%
Officers as a Group         $.05 par value
 (5 persons)

The Koffman Group           Common Stock         15,220,778(5)       77.02%
 (13 persons)               $.05 par value
300 Plaza Drive
Vestal, New York

______________________________

(1) PLC, Inc., Mayfair Industries, Inc. and REK Corp. are substantially all owned, directly or indirectly, by members of the Koffman family. See Footnote (5) below.

(2) The number of shares of Common Stock set forth herein includes 943 shares of Common Stock jointly held by Messrs. Burton I. Koffman and Richard E. Koffman, of which each owns an undivided 50% interest, and 645,817 in the case of Mr. Burton I. Koffman and 601,347 in the case of Mr. Richard E. Koffman of the shares held by Empire Industries, Inc. and Public Loan Company, Inc., all of the stock of which is owned directly or indirectly by them and members of their families.

(3) Mr. Arthur G. Cohen holds the shares of Common Stock set forth herein for the benefit of Ben Arnold Company, Inc., a corporation owned 50% by members of Mr. Cohen's immediate family, the beneficial ownership of which Mr. Cohen disclaims, and 50% by members of Messrs. Burton I. Koffman and Richard E. Koffman's immediate families, the beneficial ownership of which each disclaims. Mr. Cohen also disclaims beneficial ownership of 194,720 shares of Common Stock owned by Karen Cohen, his wife.

(4) The number of shares of Common Stock set forth herein includes the shares of Common Stock reported above for Messrs. Burton I. Koffman, Richard E. Koffman, Arthur C. Cohen and Jeffrey P. Koffman. Also included herein are 505,106 shares of Common Stock beneficially owned by Mr. David L. Koffman, a Vice President and Assistant Secretary of the Company and the son of Burton I. Koffman and brother of Jeffrey P. Koffman.

(5) The members of this reporting group include Messrs. Burton I. Koffman, Richard E. Koffman, Jeffrey P. Koffman, David L. Koffman and members of their immediate families, as well as entities controlled by members of the Koffman family. The number of shares of Common Stock set forth herein includes the shares of Common Stock reported above for Messrs. Burton I. Koffman, Richard E. Koffman, Jeffrey P. Koffman and David L. Koffman.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended July 31, 1995 the Company purchased $193,000 of computerized pattern making and grading equipment. This was financed primarily through a loan by the wife of the Chairman of the Board of the Company on terms and conditions similar to those of the Company's working capital lender.

     Certain of the Company's swimwear products are manufactured on a contract basis by companies owned by certain officers of the Robby Len Division. See
Note 9 to the Financial Statements for further information.

     The Company leases a warehouse and production facility from an affiliate. Rental amounts paid by the Company to this affiliate were approximately $227,000, $214,000 and $164,000 for the years ended July 31, 1996, 1995 and
1994, respectively.


                                       PART IV
                                       -------


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


                                             APPAREL AMERICA, INC.


Date: October 25, 1996                       By:Burton I. Koffman
                                                --------------------------
                                                Burton I. Koffman
                                                Chairman of the Board
                                                and Chief Executive
                                                Officer


                                             By:Frederick M. D'Amato
                                                --------------------------
                                                Frederick M. D'Amato
                                                Vice President-Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.
                                                                 DATE

Burton I. Koffman             Chairman of the Board         October 25, 1996
--------------------------
Burton I. Koffman


Richard E. Koffman            Vice Chairman of the          October 25, 1996
--------------------------
Richard E. Koffman            Board, Executive Vice
                              President and Secretary

Jeffrey P. Koffman            Director and                  October 25, 1996
--------------------------
Jeffrey P. Koffman            President of the Company

Arthur G. Cohen               Director                      October 25, 1996
--------------------------
Arthur G. Cohen

Eric T. Weitz                 Director and Executive Vice   October 25, 1996
--------------------------
Eric T. Weitz                 President of the Company

Bernard Tessler               Director                      October 25,1996
--------------------------
Bernard Tessler

                                    EXHIBIT INDEX

Number                               Description


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



4.18 Certificate of Designation, Rights and Preferences of $12 Preferred Series F Stock of Apparel America, Inc. (Previously filed)



4.19                                 Specimen Certificate of $12
                                     Preferred Series F Stock of Apparel
                                     America, Inc. (Previously filed)



4.20 Certificate of Designation, Rights and Preferences of $10 Preferred Series G Stock of Apparel America, Inc. (Previously filed)



4.21                                 Specimen Certificate of $10
                                     Preferred Series G Stock of Apparel
                                     America, Inc. (Previously filed)



4.22 Certificate of Designation, Rights and Preferences of $8.50 Cumulative Preferred Series H Stock of Apparel America, Inc. (previously filed)


4.23 Specimen Certificate of $8.50 Cumulative Preferred Series H Stock of Apparel America, Inc. (previously filed)

4.24                                 Form of Amended and Restated
                                     Subordinated Note dated November 1,
                                     1995 by Apparel America, Inc. (filed
                                     herewith)

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

10.30 Fifth Amended and Restated Credit Agreement dated as of July 31, 1994 among Apparel America, Inc.,
                                     Connecticut Development Authority,
                                     Binghamton Savings Bank, A.I.
                                     Associates, Inc. and Binghamton
                                     Savings Bank, as Agent. (Previously
                                     filed)



10.31 First Amendment dated January 12, 1996 to the Fifth Amended and Restated Credit Agreement dated as of July 31, 1994 among Apparel America, Inc., Connecticut
                                     Development Authority, Binghamton
                                     Savings Bank, A.I. Associates, Inc.
                                     and Binghamton Savings Bank, as
                                     Agent. (filed herewith)

10.32 Second Amendment dated June 1, 1996 to the Fifth Amended and Restated Credit Agreement dated as of July 31, 1994 among Apparel America, Inc., Connecticut Development
                                     Authority, Binghamton Savings Bank,
                                     A.I. Associates, Inc. and Binghamton
                                     Savings Bank, as Agent. (filed
                                     herewith)

10.33 Third Amendment dated October 15, 1996 to the Fifth Amended and Restated Credit Agreement dated as of July 31, 1994 among Apparel America, Inc., Connecticut
                                     Development Authority, Binghamton
                                     Savings Bank, A.I. Associates, Inc.
                                     and Binghamton Savings Bank, as
                                     Agent. (filed herewith)


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

                              APPAREL AMERICA, INC.








                                                            FINANCIAL STATEMENTS
                                        YEARS ENDED JULY 31, 1996, 1995 AND 1994

                                                         APPAREL AMERICA, INC.

                                            INDEX OF FINANCIAL STATEMENTS AND
                                                 FINANCIAL STATEMENT SCHEDULE
--------------------------------------------------------------------------------
The following financial statements of Apparel America, Inc.
     are included in Item 8:
          Report of independent certified public accountants              F-2
          Balance sheets as of July 31, 1996 and 1995               F-3 - F-4
          Statements of operations for the years ended July 31,
               1996, 1995 and 1994                                        F-5
          Statements of stockholders' deficit for the years
               ended July 31, 1996, 1995 and 1994                         F-6
          Statements of cash flows for the years ended July 31,
               1996, 1995 and 1994                                        F-7
          Notes to financial statements                            F-8 - F-22

The following schedule of Apparel America, Inc.
     is included in Item 14(d):
          Report of independent certified public accountants              S-1
          Schedule II Valuation and qualifying accounts                   S-2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Apparel America, Inc.
New Haven, Connecticut

We have audited the accompanying balance sheets of Apparel America, Inc.
(the "Company") as of July 31, 1996 and 1995, and the related statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apparel America, Inc. at July 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.




BDO Seidman, LLP



New York, New York

September 23, 1996

                                                           APPAREL AMERICA, INC.


                                                                  BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

JULY 31,                                                       1996       1995
--------------------------------------------------------------------------------
ASSETS (NOTE 4)
CURRENT:
  Cash and cash equivalents (Note 1)                        $    41    $    29
  Accounts receivable                                         4,187        463
  Due from factor (Note 4)                                        -      2,249
  Inventories (Notes 1 and 3)                                 7,730      5,517
  Due from affiliates                                           185        256
  Prepaid expenses and other current assets                     477        307
--------------------------------------------------------------------------------

          TOTAL CURRENT ASSETS                               12,620      8,821
--------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT, AT COST (NOTE 1):
  Machinery and equipment                                     4,765      4,320
  Leasehold improvements                                      2,549      2,420
--------------------------------------------------------------------------------
                                                              7,314      6,740
  Less:  Accumulated depreciation and amortization            5,613      5,123
--------------------------------------------------------------------------------

                                                              1,701      1,617
--------------------------------------------------------------------------------

INTANGIBLES AND OTHER ASSETS:
  Trademarks, net of accumulated amortization of
   $113 (Notes 1 and 2)                                       1,587          -
  Cost in excess of net assets acquired, less
   accumulated amortization of $1,196 and $1,037
   (Note 1)                                                   4,488      4,647
  Other assets                                                   12         10
--------------------------------------------------------------------------------

                                                              6,087      4,657
--------------------------------------------------------------------------------

                                                            $20,408    $15,095
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                           APPAREL AMERICA, INC.


                                                                  BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

JULY 31,                                                       1996       1995
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT:
  Current portion of long-term debt (Note 4)                 $1,649     $1,520
  Current portion of deferred interest (Note 4)                 452        573
  Current portion of subordinated note payable (Note 5)         100          -
  Loan payable - revolver (Note 4)                            5,488          -
  Accounts payable                                            2,062      1,366
  Accrued expenses                                              908        690
  Accrued compensation                                          554        859
  Due to affiliates                                               -        525
--------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                          11,213      5,533
LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 4)                 5,032      6,002
ACCRUED PURCHASE PRICE - TRADEMARK (NOTE 2)                   1,200          -
DEFERRED INTEREST - LONG-TERM PORTION (NOTE 4)                  730      1,182
DIVIDENDS PAYABLE (NOTE 6)                                    1,654      1,339
SUBORDINATED NOTE PAYABLE (NOTE 5)                              468      1,000
--------------------------------------------------------------------------------
          TOTAL LIABILITIES                                  20,297     15,056
--------------------------------------------------------------------------------
$9 CUMULATIVE REDEEMABLE PREFERRED STOCK, NET OF
 DISCOUNT OF $50 AND $128 (NOTE 6)                            3,450      3,372
--------------------------------------------------------------------------------
$8.50 CUMULATIVE REDEEMABLE PREFERRED STOCK (NOTE 6)          1,118      1,165
--------------------------------------------------------------------------------
COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS
 (NOTES 2, 8, 11, 12 AND 13)
STOCKHOLDERS' DEFICIT (NOTES 6 AND 7):
  $12 preferred stock, Series E (Note 4)                          -     16,383
  $12 preferred stock, Series F                                   -      7,022
  $10 preferred stock, Series G                                   -     17,079
  Common stock, $.05 par value - shares authorized
   30,000,000 at July 31, 1996 and 15,000,000 at
   July 31, 1995; issued 19,783,308 at July 31, 1996
   and 7,410,223 at July 31, 1995                               989        371
  Additional paid-in capital                                 64,071     23,803
  Deficit                                                   (41,556)   (41,195)
  Less:
    Treasury stock, at cost - 20,665 shares                    (129)      (129)
    Acquisition costs in excess of historical basis
     of net assets acquired from affiliates (Note 1)        (27,832)   (27,832)
--------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' DEFICIT                        (4,457)    (4,498)
--------------------------------------------------------------------------------
                                                            $20,408    $15,095
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                           APPAREL AMERICA, INC.


                                                        STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

YEAR ENDED JULY 31,                                                                        1996           1995           1994
--------------------------------------------------------------------------------------------------------------------------------

NET SALES (NOTE 13)                                                                  $   49,876     $   38,964     $   34,273
COST OF GOODS SOLD (NOTE 9)                                                              39,192         28,223         25,374
--------------------------------------------------------------------------------------------------------------------------------
       GROSS PROFIT                                                                      10,684         10,741          8,899
--------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Selling, design and promotion                                                           4,659          3,107          2,777
  Shipping and warehousing                                                                1,684          1,065            951
  General and administrative                                                              3,699          3,720          3,596
--------------------------------------------------------------------------------------------------------------------------------
       TOTAL OPERATING EXPENSES                                                          10,042          7,892          7,324
--------------------------------------------------------------------------------------------------------------------------------
       OPERATING INCOME                                                                     642          2,849          1,575
--------------------------------------------------------------------------------------------------------------------------------
NONOPERATING CHARGES (INCOME):
  Interest and financing costs                                                            1,265            779          1,804
  Litigation settlement (Note 4)                                                              -            412              -
  Other income (Note 8)                                                                    (236)           (33)          (391)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          1,029          1,158          1,413
--------------------------------------------------------------------------------------------------------------------------------
       INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
        EXTRAORDINARY INCOME                                                               (387)         1,691            162
PROVISION FOR INCOME TAXES (NOTES 1 AND 10)                                                  20             20             20
--------------------------------------------------------------------------------------------------------------------------------
       INCOME (LOSS) BEFORE EXTRAORDINARY INCOME                                           (407)         1,671            142
EXTRAORDINARY INCOME:
  Gain on debt restructuring (Notes 4 and 5)                                                550              -          4,165
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                  143          1,671          4,307
PREFERRED STOCK DIVIDENDS AND ACCRETION OF REDEEMABLE PREFERRED STOCK
 (NOTE 6)                                                                                   504            718            540
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                                  $     (361)    $      953     $    3,767
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) PER COMMON SHARE (NOTE 1):
  Income (loss) before extraordinary income                                          $     (.12)    $      .13     $     (.05)
  Extraordinary income                                                                      .07              -             56
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                    $     (.05)    $      .13     $      .51
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                  7,760,154      7,389,552      7,389,542
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------



                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                           APPAREL AMERICA, INC.


                                              STATEMENTS OF STOCKHOLDERS DEFICIT
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


                                              Preferred stock                                 Common stock
                                         ------------------------      -------------------------------------------------------
                                                  Issued                        Issued                       In treasury
                                         ------------------------      -------------------------        ----------------------
                                           Shares          Amount        Shares           Amount        Shares          Amount
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, AUGUST 1, 1993                    384,847       $ 38,484      7,410,203           $371         20,665          $(129)
Net income                                       -              -              -              -              -              -
Fractional shares                                -              -             10              -              -              -
Issuance of Series E Preferred
 Stock (Note 4)                             20,000          2,000              -              -              -              -
Dividends on $9 cumulative
 redeemable preferred stock                      -              -              -              -              -              -
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1994                     404,847         40,484      7,410,213            371         20,665           (129)
Net income                                       -              -              -              -              -              -
Fractional shares                                -              -             10              -              -              -
Exchange of redeemable preferred
 stock (Note 6)                                  -              -              -              -              -              -
Dividends on cumulative redeemable
 preferred stock                                 -              -              -              -              -              -
Accretion on cumulative redeemable
 preferred stock                                 -              -              -              -              -              -
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1995                     404,847         40,484      7,410,223            371         20,665           (129)
Net income                                       -              -              -              -              -              -
Fractional shares                                -              -              5              -              -              -
Exchange of preferred stock               (404,847)       (40,484)     8,096,940            405              -              -
Dividends on cumulative redeemable
 preferred stock                                 -              -              -              -              -              -
Accretion on cumulative redeemable
 preferred stock                                 -              -              -              -              -              -
Issuance of common stock                         -              -        400,000             20              -              -
Exercise of common stock purchase
 warrants (Note 7)                               -              -      3,876,140            193              -              -
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1996                           -       $      -     19,783,308           $989         20,665          $(129)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


                                                                                             Acquisition costs
                                                                                               in excess of
                                                                                            historical basis of
                                                             Additional                         net assets             Total
                                                               paid-in                         acquired from       stockholders'
                                                               capital        Deficit           affiliates            deficit
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, AUGUST 1, 1993                                        $23,406       $(45,915)           $(27,832)           $(11,615)
Net income                                                           -          4,307                   -               4,307
Fractional shares                                                    -              -                   -                   -
Issuance of Series E Preferred
 Stock (Note 4)                                                 (1,700)             -                   -                 300
Dividends on $9 cumulative
 redeemable preferred stock                                          -           (540)                  -                (540)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1994                                          21,706        (42,148)            (27,832)             (7,548)
Net income                                                           -          1,671                   -               1,671
Fractional shares                                                    -              -                   -                   -
Exchange of redeemable preferred
 stock (Note 6)                                                  2,097              -                   -               2,097
Dividends on cumulative redeemable
 preferred stock                                                     -           (521)                  -                (521)
Accretion on cumulative redeemable
 preferred stock                                                     -           (197)                  -                (197)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1995                                          23,803        (41,195)            (27,832)             (4,498)
Net income                                                           -            143                   -                 143
Fractional shares                                                    -              -                   -                   -
Exchange of preferred stock                                     40,079              -                   -                   -
Dividends on cumulative redeemable
 preferred stock                                                     -           (426)                  -                (426)
Accretion on cumulative redeemable
 preferred stock                                                     -            (78)                  -                 (78)
Issuance of common stock                                            (5)             -                   -                  15
Exercise of common stock purchase
 warrants (Note 7)                                                 194              -                   -                 387
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1996                                         $64,071       $(41,556)           $(27,832)           $ (4,457)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                           APPAREL AMERICA, INC.


                                                        STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)
--------------------------------------------------------------------------------


YEAR ENDED JULY 31,                                                                                  1996      1995      1994
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                      $   143   $ 1,671   $ 4,307
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Extraordinary gain on debt restructuring                                                     (550)        -    (4,165)
        Amortization of deferred interest                                                            (573)     (685)     (231)
        Write-off of interest expense                                                                   -         -       324
        Depreciation and amortization                                                                 490       372       314
        Other amortization                                                                            290       160       331
        Provision for possible losses on accounts receivable                                          158       229       100
        Litigation settlement                                                                           -       412         -
        Decrease (increase) in:
           Accounts receivable                                                                     (4,309)     (243)     (187)
           Inventories                                                                             (2,213)   (2,536)    1,041
           Due from affiliates                                                                         71        54         -
           Prepaid expenses and other current assets                                                 (169)      (14)       62
           Other assets                                                                                (2)        2        (5)
           Net assets of discontinued operations                                                        -       334        31
        Increase (decrease) in:
           Accounts payable and accrued expenses                                                      647       692       414
           Accrued loss on discontinued operations                                                      -         -      (183)
           Due to affiliates                                                                         (395)       78        50
------------------------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 (6,412)      526     2,203
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                         (574)     (780)     (266)
  Purchase of trademark (Note 2)                                                                     (500)        -         -
------------------------------------------------------------------------------------------------------------------------------
               NET CASH USED IN INVESTING ACTIVITIES                                               (1,074)     (780)     (266)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving debt                                                                      5,488         -         -
  Proceeds from equipment loans                                                                       166         -         -
  Proceeds from the issuance of common stock                                                          402         -         -
  Payments on subordinated debt                                                                       (50)        -         -
  Preferred stock dividends and redemption                                                           (158)        -         -
  Due from factor                                                                                   2,675     1,940    (2,508)
  Payments on long-term debt                                                                         (925)   (1,452)   (1,000)
  Payment for the exchange of preferred stock                                                           -       (85)        -
  Litigation settlement payments                                                                     (100)     (200)        -
------------------------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  7,498       203    (3,508)
------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   12       (51)   (1,571)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                           29        80     1,651
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                                $41       $29       $80
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                                                     $ 2,001   $ 1,394   $ 1,601
     Income taxes                                                                                      72        12        11
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Unpaid dividends                                                                                 315       521       540
     Issuance of preferred stock for debt                                                               -         -       300
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------



                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     The operations of Apparel America, Inc. (the "Company") consist of the design, manufacture and distribution of apparel, primarily women's swimwear. The Company's products are substantially manufactured and distributed within the United States by its Robby Len division
     ("Robby Len").

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

     COSTS IN EXCESS OF NET ASSETS ACQUIRED

     Costs in excess of net assets acquired are being amortized by the straight-line method over 40 years. Amortization expense amounted to approximately $160,000 for all of the years presented. The Company periodically reevaluates the carrying amount of the costs in excess of net assets acquired. Based on the Company's projections, and the estimated undiscounted future operating profits and cash flows of Robby Len, the Company expects to recover the remaining amount of the costs in excess of net assets acquired over the remaining estimated useful life of the asset.

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     ACQUISITION COSTS IN EXCESS OF HISTORICAL BASIS OF NET ASSETS ACQUIRED FROM AFFILIATES

     The Company purchased the net assets and outstanding common stock of various companies in a series of transactions with affiliates. The acquisitions have been accounted for as combinations of companies under common control, with the net assets acquired (including costs in excess of net assets acquired arising from prior acquisitions by the affiliates) recorded at their historical cost, comparable to a pooling of interests. The acquisition costs in excess of the historical basis of the net assets acquired have been recorded as a charge to stockholders' equity.

     TRADEMARKS

     Trademarks are amortized on the straight-line method over their estimated useful lives (15 years). Amortization expense amounted to approximately $113,000 for the year ended July 31, 1996.

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

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     INCOME TAXES

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets have been reduced by a valuation allowance since realization is uncertain.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued compensation and other expenses approximate fair value because of the short maturity of these items. The carrying amounts of the revolving loan and long-term debt approximate fair value because the underlying instruments are at terms which reflect prevailing market conditions.

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     RECENT ACCOUNTING STANDARDS

     SFAS No. 121 - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption of this pronouncement is not expected to have a significant effect on the Company's financial statements.

     SFAS No. 123 - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which allows the choice of either the intrinsic value method or the fair value method of accounting for employee stock options. The Company has selected the option to continue the use of the current intrinsic value method.

     Both of these statements are effective for fiscal years beginning after December 15, 1995.

2.   ACQUISITION

     On August 7, 1995, the Company acquired from Milady Brassiere & Corset Co., Inc. ("Milady") the tradenames Roxanne, Harbour Casual and Coco Reef. The purchase price for the tradenames is to be determined based on a percentage of net sales of goods bearing the tradenames Roxanne and Harbour Casual over the next seven years, with a minimum guaranteed purchase price of $1,700,000. The Company paid $500,000 of the purchase price at the closing, with the balance payable based on a percentage of net sales, as defined. The Company also purchased approximately $500,000 of inventory bearing the purchased tradenames as well as assumed matching customer purchase orders against this inventory.

     The pro forma effects on the results of operations as if the acquisition had occurred at August 1, 1994 are not presented since they would not have been material.

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   INVENTORIES

     Inventories consist of the following:


JULY 31,                                                1996           1995
--------------------------------------------------------------------------------
                                                           (IN THOUSANDS)

Raw materials                                         $4,058         $2,791
Work-in-process                                        1,226            790
Finished goods                                         2,446          1,936
--------------------------------------------------------------------------------
                                                      $7,730         $5,517
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


4.   LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     Long-term debt consists of the following:


JULY 31,                                                1996           1995
--------------------------------------------------------------------------------
                                                          (IN THOUSANDS)
Term loan payable (a)                                 $6,210         $6,999
Litigation settlement (b)                                147            229
Other (including $84 and $132 due to a related party)    324            294
--------------------------------------------------------------------------------
                                                       6,681          7,522
Less:  Current portion                                (1,649)        (1,520)
--------------------------------------------------------------------------------
                                                      $5,032         $6,002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The future minimum payments of the long-term debt are as follows:



                                                              (IN THOUSANDS)
--------------------------------------------------------------------------------
1997                                                                 $1,649
1998                                                                  1,559
1999                                                                  1,341
2000                                                                  1,358
2001                                                                    774
--------------------------------------------------------------------------------
                                                                      6,681
Interest through maturity                                             1,182
--------------------------------------------------------------------------------
                                                                     $7,863
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     (a)  TERM LOAN

          In a prior year, the Company entered into a credit agreement with two banks to provide a term loan facility of $24,000,000, the proceeds of which were used to fund the cash portions of business acquisitions, and a revolving credit facility of $12,000,000, the proceeds of which were used to refinance short-term debt. Various amendments to the credit agreement were made during the past few years to (i) extend the maturity of the term loan payable in varying principal amounts through May 31, 1995; (ii) refinance the revolving credit borrowings with funds provided from a factoring agreement (see below); and (iii) cure previously existing events of default under certain loan covenants.

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

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          Accounting for these amendments, which is based on Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", resulted in an extraordinary gain of approximately $4,165,000 in the year ended July 31, 1994, as follows:


                                                             (IN THOUSANDS)
          ----------------------------------------------------------------------
          Balance of debt, July 31, 1993                            $16,500
          Principal payments, fiscal 1994                            (1,000)
          ----------------------------------------------------------------------
                                                                     15,500
          Fair value of preferred stock issued to retire debt          (300)
          Amortization in fiscal 1994 of deferred interest
           resulting from first amendment                              (231)
          Accrued interest at date of second amendment                  290
          ----------------------------------------------------------------------
          Balance of debt prior to second amendment                  15,259
          Principal amount of new debt                               (8,745)
          Estimated interest on new debt through maturity            (2,457)
          Professional fees and other costs                            (158)
          ----------------------------------------------------------------------
               Subtotal                                               3,899
          Forgiveness of accrued interest on the subordinated
           note (see Note 5)                                            266
          ----------------------------------------------------------------------
                                                                    $ 4,165
          ----------------------------------------------------------------------
          ----------------------------------------------------------------------

          The interest on the new debt, which offset the gain recognized upon restructuring, was deferred and is being recognized as a reduction of interest expense through the maturity of the new debt. The remaining balance of deferred interest at July 31, 1996 and 1995 was $1,182,000 and $1,755,000, respectively.

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          The outstanding balance of the term loans is approximately $6,210,000 and $6,999,000 at July 31, 1996 and 1995, respectively. The loans are repayable in varying amounts through fiscal 2001. Interest, which is payable monthly, accrues at the rate of 1.5% above the one-year LIBOR (5.9062% and 5.8125% at July 31, 1996 and 1995, respectively) for loans totaling approximately $3,974,000 and $4,431,000 at July 31, 1996 and 1995, respectively, and accrues at the rate of 1.5% above the prime rate (8.25% and 8.75% at July 31, 1996 and 1995, respectively) for the balance of the debt (approximately $2,236,000 and $2,568,000 at July 31, 1996 and 1995, respectively).

          The new term loan agreement contains various covenants, including requirements relating to the maintenance of certain specified ratios and levels of income, as defined, and limitations on (i) the creation of new debt, (ii) the amortization of the subordinated debt (Note 5) and the redemption of the cumulative preferred stock (Note 6), (iii) the level of capital expenditures, and (iv) dividends and other restricted payments, as defined.

          The term loans are subject to certain mandatory repayment provisions using proceeds received from (i) the sale of capital stock, (ii) the collection of certain receivables from related parties, (iii) the sale of collateral, and (iv) excess cash flow as defined in the agreement.

     (b)  LITIGATION SETTLEMENT

          In December 1994, the Company entered into an agreement to pay $460,000 to a former executive in settlement of certain litigation. According to the terms of the agreement, an initial payment of $150,000 was made in December 1994, with the balance payable in five semi-annual installments of $50,000 commencing June 30, 1995 and a final payment of $60,000 on December 31, 1997. The settlement has been discounted at an annual effective interest rate of 9% to reflect its present value at July 31, 1996.

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     (c)  FACTOR AGREEMENT

          In fiscal 1993, the Company entered into a $15,000,000 factoring agreement (the "Factor Agreement") whereby the Company assigned substantially all accounts receivable to the factor for advances based on a percentage of the Company's unmatured accounts receivable and eligible inventories. The Factor Agreement was secured by the Company's accounts receivable and inventories.

     (d)  REVOLVING LINE OF CREDIT

          In September 1995, the Factor Agreement was replaced with a credit agreement that provides a $15,000,000 revolving line of credit for advances of up to 85% of eligible receivables and 50% of eligible inventories, subject to allowances for specified seasonal overadvances. Borrowings under the revolving line of credit bear interest at either 1% above the higher of Federal Funds Rate plus 1/2% or the prime rate (the "Alternative Base Rate") or 2- 1/2% above the applicable LIBOR reserve rate, at the Company's option, and are secured by the Company's accounts receivable and inventories. In January 1996, the maximum loan amount under the revolving credit facility was increased from $15,000,000 to $23,000,000.

          The agreement, as amended, expires August 31, 1997 and contains various covenants including requirements relating to the maintenance of specific levels of working capital, net worth and net income, and restrictions on (i) the creation of new debt, (ii) the level of capital expenditures, (iii) the payment of dividends and (iv) the redemption of stock and other restricted payments.

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   SUBORDINATED NOTE

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

     Effective November 1, 1995, the Company entered into an agreement for the exchange of the $1,000,000 subordinated note plus accrued and unpaid interest of $150,000 for an amended and restated subordinated note in the aggregate principal amount of $600,000. As a result of this exchange, a gain of $550,000 was recognized and recorded as extraordinary income in the year ended July 31, 1996. In February 1996, a principal payment of $50,000 was made on the amended note. The balance of the amended note is payable in the amount of $50,000 on June 30, 1997 with the remaining balance due on June 30, 1998. Interest accrues on the unpaid principal balance of the amended note at a rate of 8-1/2% and is payable on a quarterly basis. Additional interest accrues at the rate of 4% on the unpaid principal balance and is payable on June 30, 1998.

     The subordinated promissory note is subject to certain restricted payment covenants and is subordinate to payment in full of all senior debt.

6.   CUMULATIVE REDEEMABLE PREFERRED STOCKS

     The Company's $9 Cumulative Preferred Series B Stock ("Series B Preferred Stock") has a redemption value of $100 per share and is subject to mandatory semi-annual redemption requirements which commenced on June 30, 1995, with a final redemption on December 31, 1997. Such redemptions are not permitted according to the terms of the Company's loan agreement until payment in full of the senior debt. The shares were issued at a discount which is being amortized over the redemption period.

     The Series B Preferred Stock is nonvoting and contains certain restrictions on the payment of dividends on the Common Stock or the acquisition of Common Stock by the Company.

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

     The excess of the carrying value of the exchanged Series B Preferred Stock and accrued dividends thereon over the redemption value of the Series H Preferred Stock and consideration paid was recorded as a capital contribution of approximately $2,097,000 in fiscal 1995.

7.   STOCKHOLDERS' EQUITY

     The Series E Preferred Stock, with a stated value $100 per share, is nonvoting and may be redeemed, subject to certain conditions, at the Company's option at anytime. The Series E Preferred Stock ranks senior to common shares as to dividends and liquidation preference.

     The $12 Preferred Series F Stock (the "Series F Preferred Stock"), with a stated value of $100 per share, is nonvoting and may be redeemed, subject to certain conditions, at the Company's option. The Series F Preferred Stock was issued with warrants to purchase an aggregate of 3,876,140 shares of the Company's common stock. Each warrant entitled the holder to purchase the Company's common stock at an exercise price of $.10 per share through November 1, 1996. The warrants to 3,876,140 shares were exercised at July 31, 1996.

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The $10 Preferred Series G Stock (the "Series G Preferred Stock") has a stated value of $100 per share, is non-voting and may be redeemed by the Company, subject to certain conditions.

     In February 1996, the stockholders agreed to amend the Company's Certificate of Incorporation to increase the number of authorized common shares from 15,000,000 to 30,000,000.

     Effective July 30, 1996, the Company effectuated a one-for-20 exchange of the Series E, F and G Preferred Stock and issued 8,096,940 shares of common stock. If this conversion occurred effective August 1, 1995, the net loss per common share for the year ended July 31, 1996 would have decreased $.03 from $.05 to $.02.

8.   PENSION PLANS

     The Company had a noncontributory defined benefit pension plan (the "Plan") covering substantially all employees in the Robby Len Division who are not members of a collective bargaining unit, and have met certain age and service requirements.

     Effective July 31, 1994, the Company suspended the Plan and ceased contributions. In fiscal 1996, the Company terminated the Plan by settling the vested benefit portion of the projected benefit obligation through the purchase of nonparticipating annuity contracts. The Company recognized a net settlement gain of approximately $220,000 and a curtailment gain of approximately $340,000 in fiscal 1996 and 1994, respectively.

     Effective October 1, 1994, the Company adopted a tax qualified 401(k) plan. Participants may contribute up to 15% of their salary. The Company will match 40% of the participant's contribution up to a maximum of 6% of each participant's salary. The expense related to the 401(k) plan was approximately $77,000 and $54,000 for the years ended July 31, 1996 and 1995, respectively.

     The Company also contributes to noncontributory, multi-employer retirement and health plans for its union employees. The Company's contributions to the plans were approximately $968,000, $1,029,000 and $774,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   RELATED PARTY TRANSACTIONS

     Certain of the Company's swimwear products are manufactured on a contract basis by companies owned by certain officers of the Robby Len division. Amounts paid to such contractors approximated $3,965,000, $2,888,000 and $2,587,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

     Rent expense includes payments to an affiliate of approximately $227,000, $214,000 and $164,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

10.  INCOME TAXES

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These temporary differences are determined in accordance with SFAS 109. Deferred tax liabilities (assets) are comprised of the following:

     JULY 31,                                           1996           1995
     ---------------------------------------------------------------------------
                                                           (IN THOUSANDS)
     Inventory (Section 263A)                           $(44)          $(26)
     Accumulated depreciation                           (356)          (129)
     Receivable reserve                                 (211)          (170)
     Other accruals                                      (23)          (187)
     Net operating loss                              (17,356)       (17,519)
     ---------------------------------------------------------------------------
     Gross deferred tax assets                       (17,990)       (18,031)
     Valuation allowance                              17,990         18,031
     ---------------------------------------------------------------------------
     Net deferred tax asset                         $      -       $      -
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

     The current provision for income taxes consists of state income taxes. For the years ended July 31, 1996, 1995 and 1994, Federal income taxes have not been provided for because of net operating losses.

     At July 31, 1996, the Company has the ability to offset future taxable income aggregating approximately $43,390,000 with tax loss carryforwards which expire at various times from 2000 to 2008.

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     Future minimum lease payments, including rent payable to an affiliate (see
     Note 8), under noncancellable operating leases as of July 31, 1996 are as follows:

     ---------------------------------------------------------------------------
                                                              (IN THOUSANDS)
     1997                                                              $794
     1998                                                               738
     1999                                                               644
     2000                                                               376
     ---------------------------------------------------------------------------
          Total                                                      $2,552
     ---------------------------------------------------------------------------

     Rent expense amounted to approximately $839,000, 645,000 and $649,000 for the years ended July 31, 1996, 1995 and 1994, respectively (see Note 9).

12.  INCENTIVE COMPENSATION PLANS AND EMPLOYMENT ARRANGEMENTS

     The Company has a management incentive compensation plan for certain key executives and employees. The incentive compensation is based upon percentages of adjusted pre-tax earnings, as defined, of the Robby Len division. For the years ended July 31, 1996, 1995 and 1994, such compensation amounted to approximately $155,000, $364,000 and $300,000, respectively.

                                                           APPAREL AMERICA, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.  COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

     (a) The Company is a party to certain litigation incurred in the normal course of business. While any litigation has an element of uncertainty, the litigation pending against the Company either (i) seeks immaterial damage amounts, or (ii) in the opinion of management and the Company's outside legal counsel, will be resolved in a manner that should not have a material adverse effect on the Company's financial statements.

     (b) Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the apparel retail business. Sales to three major customers (which sales in excess of 10% of total sales) approximated, on an individual basis, 14%, 12% and 11% for the year ended July 31, 1996. Sales to one major customer approximated 13% for each of the years ended July 31, 1995 and 1994.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Apparel America, Inc.
New Haven, Connecticut

The audits referred to in our report dated September 23, 1996, relating to the financial statements of Apparel America, Inc. which is included in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP



New York, New York

September 23, 1996

                                                           APPAREL AMERICA, INC.
                                               VALUATION AND QUALIFYING ACCOUNTS
                                                          (THOUSANDS OF DOLLARS)
                                                                     SCHEDULE II

------------------------------------------------------------------------------------------------------------------------------
          Column A                        Column B              Column C                      Column D               Column E
--------------------------------------   -----------    -----------------------      ---------------------------    ----------
                                                                Additions                    Deductions
                                                        -----------------------      ---------------------------
                                                                                     Uncollectible   Transferred
                                                                                       accounts        to net
                                         Balance at     Charged to      Charged      written off,      balance      Balance at
                                          beginning      costs and     to other         net of        due from          end
Description                               of period      expenses      accounts       recoveries       factor        of period
------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JULY 31, 1996:
  Reserves and allowances deducted
   from asset accounts:
  Allowance for uncollectible accounts:
     Accounts receivable                      $302           $298          $ 124           $140           $  -           $584
     Due from factor                           124              -           (124)             -              -              -
------------------------------------------------------------------------------------------------------------------------------
                                              $426           $298          $   -           $140           $  -           $584
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JULY 31, 1995:
  Reserves and allowances deducted
   from asset accounts:
  Allowance for uncollectible accounts:
     Accounts receivable                      $147           $195          $   -          $  40           $  -           $302
     Due from factor                            50              -              -            (74)             -            124
------------------------------------------------------------------------------------------------------------------------------
                                              $197           $195          $   -           $(34)          $  -           $426
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JULY 31, 1994:
  Reserves and allowances deducted
   from asset accounts:
  Allowance for uncollectible accounts:
     Accounts receivable                      $  -           $197           $  -           $  -           $ 50           $147
     Due from factor                            97              -             50             97              -             50
------------------------------------------------------------------------------------------------------------------------------
                                              $ 97           $197           $ 50           $ 97           $ 50           $197
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
