Form 10-Q
period 1996-10-31
APPAREL AMERICA INC
filed 1996-12-16
CIK 4319

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 October 31, 1996
                             --------------------------------------------------

                                          OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    ----------------------

                            Commission File Number:  04954
                            ------------------------------


                                APPAREL AMERICA, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                Delaware                             13-2648900
------------------------------------   ----------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

    1175 State Street
      New Haven, Connecticut                          06511
-------------------------------------------    ---------------------------------

(Address of principal executive offices)    (Zip Code)

                                    (203) 777-5531
--------------------------------------------------------------------------------
                  Registrant's telephone number, including area code

                                    Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes   X    No
                                              ------    ------

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes    X          No
                             ------           -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.05 par value -- 19,762,645 shares as of December 5, 1996.

                                        INDEX

                                      FORM 10-Q


                                APPAREL AMERICA, INC.


Part I.  Financial Information                                  Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets -
           October 31, 1996 and July 31, 1996                    3 - 4

         Condensed Statements of Operations -
           Three Months Ended October 31, 1996 and 1995             5

         Condensed Statements of Cash Flows -
           Three Months Ended October 31, 1996 and 1995             6

         Condensed Statement of Stockholders'
           Deficit - Three Months Ended October 31, 1996            7

         Notes to Condensed Financial Statements -
           October 31, 1996                                      8 - 11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  12 - 14


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                           15

Signatures                                                          16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

APPAREL AMERICA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS                                                         October 31,      July 31,
                                                                  1996           1996
                                                              -----------    -----------
                                                              (Unaudited)       (Note)
CURRENT ASSETS:
  Cash and cash equivalents                                           $8             $41
  Accounts receivable - net                                        3,415           4,187
  Inventories -- Note B                                           15,393           7,730
  Due from affiliates                                                157             185
  Prepaid expenses and other current assets                          431             477
                                                              ----------      ----------
                                   TOTAL CURRENT ASSETS           19,404          12,620


PROPERTY AND EQUIPMENT -- at cost
  Machinery and equipment                                          4,887           4,765
  Leasehold improvements                                           2,627           2,549
                                                              ----------      ----------
                                                                   7,514           7,314

  Less accumulated depreciation and amortization                   5,757           5,613
                                                              ----------      ----------
                                                                   1,757           1,701

INTANGIBLES AND OTHER ASSETS:
  Trademark, less accumulated amortization of $142
    and $113 - - Note C                                            1,558           1,587
  Cost in excess of net assets acquired, less accumulated
    amortization of $1,237 and $1,196                              4,447           4,488
  Other assets                                                        12              12
                                                              ----------      ----------
                                                                   6,017           6,087
                                                              ----------      ----------

                                                                  $7,774          $7,788
                                                              ----------      ----------
                                                              ----------      ----------


NOTE: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to condensed financial statements

APPAREL AMERICA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' DEFICIT                        October 31,       July 31,
                                                                1996             1996
                                                           -------------      ----------
                                                            (Unaudited)        (Note)


CURRENT LIABILITIES:
  Current portion of long-term debt -- Note D                     $1,700          $1,649
  Current portion of deferred interest -- Note D                     423             452
  Current portion of subordinated note
     payable - - Note D                                              100             100
  Accounts payable                                                 5,406           2,062
  Loan payable - revolver -- Note D                               11,258           5,488
  Other current liabilities and accrued expenses                     873             908
  Accrued compensation                                               236             554
                                                           -------------      ----------
                              TOTAL CURRENT LIABILITIES           19,996          11,213


LONG-TERM DEBT, LESS CURRENT PORTION -- NOTE D                     5,224           5,032

ACCRUED PURCHASE PRICE - TRADEMARK--NOTE C                         1,200           1,200

DEFERRED INTEREST - LONG TERM PORTION -- NOTE D                      639             730

DIVIDENDS PAYABLE -- NOTE F                                        1,732           1,654

SUBORDINATED NOTE PAYABLE -- NOTE E                                  473             468
                                                           -------------      ----------
                                      TOTAL LIABILITIES           29,264          20,297
                                                           -------------      ----------

$9 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE F                 3,463           3,450

$8.50 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE F              1,118           1,118

STOCKHOLDERS' DEFICIT
  Common stock, par value $.05 per share; authorized
    30,000,000 shares; issued 19,783,310 and 19,783,308              989             989
  Additional paid-in capital                                      64,071          64,071
  Deficit                                                        (43,766)        (41,556)
  Less:
    Treasury stock-at cost - 20,665 shares                          (129)           (129)
    Acquisition cost in excess of historical basis of net
     assets acquired from an affiliate                           (27,832)        (27,832)
                                                           -------------      ----------

                            TOTAL STOCKHOLDERS' DEFICIT           (6,667)         (4,457)
                                                           -------------      ----------
                                                                 $27,178         $20,408
                                                           -------------      ----------
                                                           -------------      ----------

NOTE: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.




See notes to condensed financial statements.
                                              4

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

                                                                    Three Months Ended
                                                                        October 31,
                                                             ----------------------------
                                                                 1996             1995
                                                             ----------------------------
Net sales                                                         $3,153          $2,796

Cost of goods sold                                                 2,702           2,384
                                                             -----------      ----------
  Gross profit                                                       451             412

Operating expenses
   Selling, design and promotion                                     953             825
   Shipping and warehousing                                          400             327
   General and administrative                                        990             857
                                                             -----------      ----------
    Total operating expenses                                       2,343           2,009
                                                             -----------      ----------

Operating loss                                                    (1,892)         (1,597)

Other non-operating charges:
  Interest and financing costs - net                                 192             171
                                                             -----------      ----------
                                                                     192             171
                                                             -----------      ----------

Loss before provision for income taxes                            (2,084)         (1,768)


Provision for income taxes                                             9               5
                                                             -----------      ----------

Net loss                                                          (2,093)         (1,773)

Preferred stock dividends and accretion on
  redeemable preferred stock                                         117             140
                                                             -----------      ----------

Net loss applicable to common stockholders                       ($2,210)        ($1,913)
                                                             -----------      ----------
                                                             -----------      ----------

Net loss per common share                                         ($0.11)         ($0.25)
                                                             -----------      ----------
                                                             -----------      ----------

Average number of common shares outstanding                   19,762,644       7,689,559
                                                             -----------      ----------
                                                             -----------      ----------

See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                                    Three Months Ended
                                                                        October 31,
                                                               ---------------------------
                                                                   1996          1995
                                                               ---------------------------
OPERATING ACTIVITIES:

Net cash used in operating activities                            ($5,819)       ($10,601)
                                                               ----------      ----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        (200)           (201)
  Purchase of trademark                                               --          (1,700)
                                                               ----------      ----------

Net cash used in investing activities                               (200)         (1,901)
                                                               ----------      ----------

FINANCING ACTIVITIES:
  Proceeds from revolving debt                                     5,770           9,062
  Increase in long-term debt                                         300           1,200
  Payment of preferred stock dividends                               (24)             --
  Payments on long-term debt                                         (60)            (31)
  Decrease in due from factor                                         --           2,249
                                                               ----------      ----------
Net cash provided by financing activities                          5,986          12,480
                                                               ----------      ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                (33)            (22)

Cash and cash equivalents, at beginning of period                     41              29
                                                               ----------      ----------
Cash and cash equivalents, at end of period                           $8              $7
                                                               ----------      ----------
                                                               ----------      ----------

See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

(in thousands, except share data)

                                                     Common  Stock
                                        ---------------------------------------
                                               Issued             In Treasury     Additional
                                        ---------------------------------------     Paid-In
                                         Shares     Amount    Shares     Amount     Capital    Deficit
                                       ----------   ------    ------     ------     -------    -------
BALANCE, at August 1, 1996             19,783,308     $989    20,665      ($129)    $64,071   ($41,556)

Fractional shares                               2

Net loss for the three months
  ended October 31, 1996                                                                        (2,093)

Dividends and accretion on Redeemable
  Preferred Stock                                                                                 (117)

Balance, at October 31, 1996           19,783,310     $989    20,665      ($129)    $64,071   ($43,766)



See notes to condensed financial statements.

APPAREL AMERICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 1996



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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

The operations of the Company's sole division, Robby Len Fashions, are significantly affected by seasonal influences. The results for the three month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for a full fiscal year.



NOTE B--INVENTORIES


The components of inventory consist of the following:

                                   October 31,   July 31,
                                     1996          1996
                                  -----------    --------
                                       (000's omitted)

              Raw materials       $  4,443       $  4,058
              Work in process        4,425          1,226
              Finished goods         6,525          2,446
                                  --------       --------
                                   $15,393       $  7,730
                                  --------       --------
                                  --------       --------
NOTE C--ACQUISITION

In August 1995, the Company acquired from Milady Brassiere and Corset Co., Inc. the trademarks Roxanne and Harbour Casual and the tradename Coco Reef. The purchase price for the trademarks and tradename is to be determined based on percentage of net sales of goods bearing the Roxanne and Harbour Casual tradenames over the next seven years, with a minimum guaranteed purchase price of $1,700,000. The Company paid a $500,000 advance against such purchase price and the unpaid minimum balance of $1,200,000 is included in long-term debt. The Company is amortizing the trademark on a straight line basis over a period of fifteen years.

APPAREL AMERICA, INC.

October 31, 1996

NOTE D -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                       October 31,           July 31,
                                          1996                1996
                                       -------------       -----------
                                              (000's omitted)

    Term loan payable (A)              $      6,210        $     6,210
    Litigation settlement (B)                   150                147
    Other (including $372 due to
      related parties) (C)                      564                324
                                       ------------        -----------
                                       $      6,924        $     6,681

    Less: current portion                    (1,700)            (1,649)
                                       ------------        -----------
                                       $      5,224        $     5,032
                                       ------------        -----------
                                       ------------        -----------
(A) TERM LOAN

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

Accounting for the amended agreement was based on Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the carrying amount of the debt was reduced to the equivalent of the total future cash payments (approximately $8,745,000 of principal and $2,457,000 of estimated future interest), resulting in the recognition of an extraordinary gain of $4,165,000 in the fourth quarter of fiscal year 1994. The estimated future interest is to be amortized against interest expense over the term of the credit agreement. For the three months ended October 31, 1996, amortization of deferred interest amounted to $120,000.

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

During fiscal year ended July 1996, the Fifth Amended and Restated Credit Agreement was amended to authorize, among other things, the establishment of a foreign subsidiary, the deferral of a portion of the scheduled June 1996 principal payments, the payment of dividends and redemption of a portion of Series H Preferred Stock and the revision of certain financial covenants.

APPAREL AMERICA, INC.

October 31, 1996


NOTE D -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS (continued)

(B) LITIGATION SETTLEMENT

In December 1994, the Company entered into an agreement to pay $460,000 to a former executive in settlement of certain litigation. According to the terms of the agreement, an initial payment of $150,000 was made in December 1994, with the balance payable in five semi-annual installments of $50,000 commencing June 30, 1995 and a final payment of $60,000 on December 31, 1997. The settlement has been discounted at an annual effective interest rate of 9% to reflect its present value at October 31, 1996.

(C) OTHER

Other long-term debt is composed of certain leasehold improvement and equipment loans under which the Company is to make equal principal payments of approximately $25,000 per month and will pay interest equal to the prime rate plus 2% on the unpaid principal balance.

(D) REVOLVING LINE OF CREDIT

Prior to September 1, 1995 the Company was party to a $15,000,000 factoring agreement whereby the Company assigned substantially all accounts receivable to the factor for advances up to 80% of unmatured accounts receivable and 35% of eligible inventories. The assignment was on a recourse basis, whereby the Company assumed all credit risk associated with the factored receivables. Effective September 1, 1995, the Company entered into a $15,000,000 revolving credit facility under which the Company can borrow up to 85% of eligible receivables and 50% of eligible inventories along with specified seasonal overadvances. In January 1996, the maximum loan amount was increased to $23,000,000 and was further increased to $25,000,000 in November 1996. The revolving credit agreement expires on August 31, 1999.

NOTE E--SUBORDINATED NOTE PAYABLE

Effective November 1, 1995, the Company entered into an agreement for the exchange of its $1,000,000 Subordinated Note plus unpaid interest of $150,000 for an Amended and Restated Subordinated Note in the amount of $600,000. The amended and restated note is due on June 30, 1998. A principal payment of $50,000 was made in February 1996 and additional annual principal payments of $50,000 can be made subject to excess cash flow provisions of senior debt. Interest accrues on the unpaid principal balance of the amended note at a rate of 8 1/2% and is payable on a quarterly basis. Additional interest accrues at a rate of 4% on the unpaid principal balance and is payable on June 30, 1998. The amended and restated note is subordinate to payment in full of all senior debt.

APPAREL AMERICA, INC.

October 31, 1996


NOTE F -- CUMULATIVE REDEEMABLE PREFERRED STOCK

The Company's $9 Series B Cumulative Redeemable Preferred Stock has a redemption value of $100 per share and is subject to mandatory semi-annual redemption requirements commencing on June 30, 1995, with a final redemption on December 31, 1997. Such redemptions are not permitted under the terms of the Company's term loan agreement until payment in full of the senior debt. The shares were issued at a discount which is being amortized over the redemption period. Accrued dividends on the Series B Preferred Stock are subject to certain restricted payment covenants of senior debt. At October 31, 1996, such accrued dividends amounted to $1,732,000.

In fiscal 1995, the Company entered into agreements providing for the exchange of 25,000 shares of the $9 Series B Redeemable Preferred Stock and accrued dividends thereon for 11,650 shares of the Company's $8.50 Series H Redeemable Preferred Stock plus consideration of $85,000. The Series H Preferred Stock has a redemption value of $100 per share and is subject to mandatory annual redemption requirements commencing May 1996 with a final redemption in May 2002. The excess of the carrying value of the exchanged Series B Preferred Stock and accrued dividends thereon over the redemption value of the Series H Preferred Stock and consideration paid was recorded as a capital contribution of approximately $2,097,000 in fiscal 1995.

NOTE G - FOREIGN SUBSIDIARY

In September 1996, the Company incorporated a foreign subsidiary, Trajes de Bano Morelos, S.A. de C.V. ("TBM"), for the purpose of establishing a manufacturing facility in Mexico. At the present time, it is anticipated that this facility will begin operations in the spring of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1996

Net sales increased by $357,000, or 12.8%, to $3,153,000 for the three months ended October 31, 1996 as compared to $2,796,000 for the three months ended October 31, 1995. The increase in sales is primarily attributable to increased sales of prior year inventory, as a poor retail environment resulted in higher levels of unsold inventory carried over into the current fiscal year.

Gross profit decreased to 14.3% for the three months ended October 31, 1996 as compared to 14.7% for the three months ended October 31, 1995. This decrease is primarily attributable to increased sales of goods carried over from the prior year which were sold at lower gross profit levels than current season goods. This decrease was partially offset by reduced manufacturing costs as the prior year period costs included those associated with the start up and acquisition of the Roxanne and Coco Reef product lines. The volume of sales for the period had a heightened impact on gross profit percentage due to the highly seasonal nature of the Company's business (approximately 5% of annual sales is shipped in the first quarter). It is anticipated that gross profit will increase during the remainder of the fiscal year. In addition, certain changes in product mix also contributed to the decline in gross profit.

Operating expenses increased by $334,000, or 16.6%, to $2,343,000 for the three months ended October 31, 1996 as compared to $2,009,000 for the three months ended October 31, 1995. Factors principally responsible for the increase in operating expenses were a) increases in certain variable selling, shipping and administrative expenses (including certain staff additions) b) certain inflationary increases in salaries, supplies and other operating overhead costs and c) the reversal of an overaccrual for retro insurance premiums recognized in the prior year period of approximately $170,000.

The above activities resulted in an increase in the operating loss to $1,892,000 for the three months ended October 31, 1996 as compared to an operating loss of $1,597,000 for the three months ended October 31, 1995.

Interest and financing costs increased to $192,000 for the three months ended October 31, 1996 as compared to $171,000 for the prior year period. This increase is due principally to increased revolving debt borrowing levels.

The aggregate effect of the above activities resulted in a loss before provision for income taxes of $2,084,000 for the three months ended October 31, 1996 as compared to a loss before provision for income taxes $1,768,000 for the three months ended October 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 0.97 to 1.00 at October 31, 1996 as compared to 1.13 to 1.00 at July 31, 1996. The working capital deficit was $592,000 at October 31, 1996 as compared to working capital of $1,407,000 at July 31, 1996, a decline of $1,999,000. This decrease in working capital is primarily attributable to the net loss for the period of $2,093,000.

The Company's working capital requirements are affected significantly by the highly seasonal nature of its business through which it markets women's swimwear and related sportswear under the Robby Len, Roxanne, Coco Reef and Harbour Casuals labels, among others. As a leading manufacturer of women's swimwear, the Company builds inventory during the first five months of the fiscal year (August - December) in order to meet its shipping requirements in January through June (approximately 80% of annual sales are shipped in this time period). The $7,663,000 increase in inventory and $772,000 decline in accounts receivable for the three months ended October 31, 1996 are attributable to the seasonality of the business. The $3,344,000 increase in accounts payable and the $5,770,000 increase in the revolving loan balance are primarily attributable to the increase in inventory. The $5,819,000 of net cash used in operating activities for the three months ended October 31, 1996 is primarily reflected in the net loss for the period as well as the increases in inventory, accounts payable and accrued expenses and the decline in accounts receivable.

The Company's investing activities consist primarily of purchases of machinery and equipment. During fiscal year 1996 and the three months ended October 31, 1996, the Company made certain leasehold improvements and purchased certain production and pattern making equipment financed primarily through long-term arrangements (see Note D to the condensed financial statements for further information). The Company expects to finance its capital expenditures in the next twelve months through a combination of long-term borrowings and internally generated funds.

In connection with the Company's establishment of a foreign subsidiary (see Note G to the condensed financial statements), it is anticipated that approximately $300,000 of sewing equipment will be purchased in the second quarter of the fiscal year. This equipment will be financed under long-term arrangements discussed above. In addition, certain start-up costs (principally consisting of certain operating overhead costs including payroll, travel, legal and professional fees) associated with the establishment of the manufacturing facility are anticipated for the second and third fiscal quarters. Management believes that the Company's gross profit margin should improve as it expands production in Mexico and achieves operating efficiencies in that facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


The Company's primary ongoing cash needs are for working capital requirements, capital expenditures, dividends and redemption of Series H Preferred Stock and term debt amortization (both principal and interest). The three present sources for the Company's liquidity needs are internally generated funds, long-term capital expenditure borrowings and short-term borrowing available under its revolving loan agreement (see Note D to the condensed financial statements). Through this agreement, the Company finances its inventory and receivables build-up during the first five months of the fiscal year and repays these borrowings over the remainder of the fiscal year. The outstanding loan balance under the agreement at October 31, 1996 was $11,258,000. In November 1996, the maximum loan balance under the revolving credit facility was increased from $23,000,000 to $25,000,000.

Management believes that the current financial resources available to the Company (short-term borrowings under revolving credit facility, certain long-term capital expenditure borrowings and funds from operations) are expected to be adequate to meet its foreseeable liquidity requirements in the next twelve months.

PART II. - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits -- 27 Financial Data Schedule

         b)   Reports on Form 8-K -- none

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             Apparel America, Inc.
                                       --------------------------------
                                                 Registrant







Date    December 12, 1996              /s/ Frederick M. D'Amato
     -------------------------         ---------------------------------
                                       Frederick M. D'Amato, Vice President -
                                       Finance, both on behalf of the
                                       Registrant and as its Principal
                                       Financial Officer