Form 10-Q
period 1997-01-31
APPAREL AMERICA INC
filed 1997-03-14
CIK 4319

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                January 31, 1997
                              -------------------------------------------------
                                          OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------   ---------------------------

                            Commission File Number:  04954
                        ------------------------------

                                APPAREL AMERICA, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                           13-2648900
----------------------------------    ------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

         1175 State Street
    New Haven, Connecticut                                 06511
-----------------------------------------   -----------------------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes   X         No_____

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes    X     No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.05 par value -- 19,762,645 shares as of March 6, 1997.

                                        INDEX

                                      FORM 10-Q


                                APPAREL AMERICA, INC.


Part I.  Financial Information                                  Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets -
           January 31, 1997 and July 31, 1996                    3 - 4

         Condensed Statements of Operations -
           Six Months Ended January 31, 1997 and 1996              5

         Condensed Statements of Operations -
           Three Months Ended January 31, 1997 and 1996            6

         Condensed Statements of Cash Flows -
           Six Months Ended January 31, 1997 and 1996              7

         Condensed Statement of Stockholders'
           Deficit - Six Months Ended January 31, 1997             8

         Notes to Condensed Financial Statements -
           January 31, 1997                                      9 - 12

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  13 - 16


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                        18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

APPAREL AMERICA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS                                                           January 31,     July 31,
                                                                     1997          1996
                                                                 -----------     ---------
                                                                 (Unaudited)      (Note)

CURRENT ASSETS:
  Cash and cash equivalents                                               $8           $41
  Accounts receivable - net                                           10,722         4,187
  Inventories -- Note B                                               19,193         7,730
  Due from affiliates                                                    129           185
  Prepaid expenses and other current assets                              453           477
                                                                 -----------     ---------
                                 TOTAL CURRENT ASSETS                 30,505        12,620


PROPERTY AND EQUIPMENT -- at cost
  Machinery and equipment                                              5,221         4,765
  Leasehold improvements                                               2,767         2,549
                                                                 -----------     ---------
                                                                       7,988         7,314

  Less accumulated depreciation and amortization                       5,916         5,613
                                                                 -----------     ---------
                                                                       2,072         1,701

INTANGIBLES AND OTHER ASSETS:
  Trademark, less accumulated amortization of $170
    and $113 - - Note C                                                1,530         1,587
  Cost in excess of net assets acquired, less accumulated
    amortization of $1,276 and $1,196                                  4,408         4,488
  Other assets                                                            18            12
                                                                 -----------     ---------
                                                                       5,956         6,087
                                                                 -----------     ---------

                                                                     $38,533       $20,408
                                                                 -----------     ---------
                                                                 -----------     ---------

NOTE: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to condensed financial statements

APPAREL AMERICA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' DEFICIT                                 January 31,     July 31,
                                                                          1997          1996
                                                                      -----------    ----------
                                                                      (Unaudited)      (Note)
CURRENT LIABILITIES:
  Current portion of long-term debt -- Note D                               1,698         1,649
  Current portion of deferred interest -- Note D                              394           452
  Current portion of subordinated note
     payable - - Note E                                                       100           100
  Accounts payable                                                          5,232         2,062
  Loan payable - revolver -- Note D                                        22,063         5,488
  Other current liabilities and accrued expenses                              875           908
  Accrued compensation                                                         58           554
                                                                      -----------    ----------
                                  TOTAL CURRENT LIABILITIES                30,420        11,213


LONG-TERM DEBT, LESS CURRENT PORTION -- NOTE D                              5,247         5,032

ACCRUED PURCHASE PRICE - TRADEMARK--NOTE C                                  1,200         1,200

DEFERRED INTEREST - LONG TERM PORTION -- NOTE D                               550           730

DIVIDENDS PAYABLE -- NOTE F                                                 1,811         1,654

SUBORDINATED NOTE PAYABLE -- NOTE E                                           478           468
                                                                      -----------    ----------
                                          TOTAL LIABILITIES                39,706        20,297
                                                                      -----------    ----------

$9 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE F                          3,476         3,450

$8.50 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE F                       1,118         1,118

STOCKHOLDERS' DEFICIT
  Common stock, par value $.05 per share; authorized 30,000,000
    shares; issued 19,783,310 and 19,783,308                                  989           989
  Additional paid-in capital                                               64,071        64,071
  Deficit                                                                 (42,866)      (41,556)
  Less:
    Treasury stock-at cost - 20,665 shares                                   (129)         (129)
    Acquisition cost in excess of historical basis of net assets
      acquired from an affiliate                                          (27,832)      (27,832)
                                                                      -----------    ----------
                                TOTAL STOCKHOLDERS' DEFICIT                (5,767)       (4,457)
                                                                      -----------    ----------
                                                                           38,533        20,408
                                                                      -----------    ----------
                                                                      -----------    ----------


NOTE: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

                                                              Six Months Ended
                                                                 January 31,
                                                         ------------------------
                                                            1997          1996
                                                         ----------     ---------
Net sales                                                   $16,677       $16,876

Cost of goods sold                                           12,048        11,997
                                                         ----------     ---------
  Gross profit                                                4,629         4,879

Operating expenses
   Selling, design and promotion                              2,155         1,919
   Shipping and warehousing                                     993           708
   General and administrative                                 1,935         1,843
                                                         ----------     ---------
    Total operating expenses                                  5,083         4,470
                                                         ----------     ---------

Operating income (loss)                                        (454)          409

Other non-operating charges:
  Interest and financing costs -- net                           607           534
                                                         ----------     ---------
                                                                607           534
                                                         ----------     ---------

Loss before provision for income taxes                       (1,061)         (125)
  and extraordinary item

Provision for income taxes                                       18            10
                                                         ----------     ---------

Loss before extraordinary item                               (1,079)         (135)

Extraordinary income -- Note E                                   --           550
                                                         ----------     ---------
Net income (loss)                                            (1,079)          415

Preferred stock dividends and accretion on
  redeemable preferred stock                                    231           264
                                                         ----------     ---------

Net income (loss) applicable to common stockholders         ($1,310)         $151
                                                         ----------     ---------
                                                         ----------     ---------
Income (loss) per common share
  Primary
  Loss before extraordinary item                             ($0.07)       ($0.04)
  Income from extraordinary item                                 --          0.05
                                                         ----------     ---------
  Net income (loss) per common share                         ($0.07)        $0.01
                                                         ----------     ---------
                                                         ----------     ---------
  Fully-diluted
  Loss before extraordinary item                             ($0.07)       ($0.04)
  Income from extraordinary item                                --           0.05
                                                         ----------     ---------
  Net income (loss) per common share                          $0.07         $0.01
                                                         ----------     ---------
                                                         ----------     ---------
Average number of common shares outstanding
  Primary                                                19,762,644    10,943,607
                                                         ----------     ---------
                                                         ----------     ---------

  Fully-diluted                                          19,762,644    10,943,607
                                                         ----------     ---------
                                                         ----------     ---------

See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

                                                             Three Months Ended
                                                                 January 31,
                                                         ------------------------
                                                            1997          1996
                                                         ----------     ---------
Net sales                                                   $13,524       $14,080

Cost of goods sold                                            9,346         9,613
                                                         ----------     ---------
  Gross profit                                                4,178         4,467

Operating expenses
   Selling, design and promotion                              1,202         1,094
   Shipping and warehousing                                     593           381
   General and administrative                                   945           986
                                                         ----------     ---------
    Total operating expenses                                  2,740         2,461
                                                         ----------     ---------

Operating income                                              1,438         2,006

Other non-operating charges:
  Interest and financing costs - net                            415           363
                                                         ----------     ---------
                                                                415           363
                                                         ----------     ---------

Income before provision for income taxes                      1,023         1,643
  and extraordinary item

Provision for income taxes                                        9             5
                                                         ----------     ---------

Net income before extraordinary item                          1,014         1,638

Extraordinary income - Note E                                    --           550
                                                         ----------     ---------
Net income                                                    1,014         2,188

Preferred stock dividends and accretion on
  redeemable preferred stock                                    114           124
                                                         ----------     ---------

Net income applicable to common stockholders                    900         2,064
                                                         ----------     ---------
                                                         ----------     ---------
Income per common share
  Primary
  Loss before extraordinary item                              $0.05         $0.14
  Income from extraordinary item                                 --          0.05
                                                         ----------     ---------
  Net income per common share                                 $0.05         $0.19
                                                         ----------     ---------
                                                         ----------     ---------

  Fully-diluted
  Loss before extraordinary item                              $0.05         $0.14
  Income from extraordinary item                                --           0.05
                                                         ----------     ---------
  Net income per common share                                 $0.05         $0.19
                                                         ----------     ---------
                                                         ----------     ---------
Average number of common shares outstanding
  Primary                                                19,762,645    10,744,674
                                                         ----------     ---------
                                                         ----------     ---------

  Fully-diluted                                          19,762,645    10,911,142
                                                         ----------     ---------
                                                         ----------     ---------

See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                       Six Months Ended
                                                         January 31,
                                                    -----------------------
                                                     1997          1996
                                                    ---------     ---------
OPERATING ACTIVITIES:

Net cash used in operating activities               $(16,144)     $(21,282)
                                                    ---------     ---------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment            (674)         (282)
  Purchase of trademark                                   --          (500)
                                                    ---------     ---------
Net cash used in investing activities                   (674)         (782)
                                                    ---------     ---------
FINANCING ACTIVITIES:
  Proceeds from revolving debt                        16,575        19,957
  Decrease in due from factor                             --         2,249
  Payments on long-term debt                            (142)          (61)
  Increase in long-term debt                             450             6
  Litigation settlement payments                         (50)          (50)
  Payment of redeemable preferred stock dividends        (48)          (62)
                                                    ---------     ---------

Net cash provided by financing activities             16,785        22,039
                                                    ---------     ---------
DECREASE IN CASH AND CASH EQUIVALENTS                    (33)          (25)

Cash and cash equivalents, at beginning of period         41            29
                                                    ---------     ---------
Cash and cash equivalents, at end of period               $8            $4
                                                    ---------     ---------
                                                    ---------     ---------


See notes to condensed financial statements.

APPAREL AMERICA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

(in thousands, except share data)

                                                Common Stock           Additional                                      Total
                                          ------------------------      Paid-In                                     Stockholders'
                                             Issued        Amount       Capital        Deficit        Other (1)       Deficit
                                          ------------  ----------    -----------    ---------        ---------     -------------
BALANCE, at August 1, 1996                        $989      ($129)       $64,071      ($41,556)       ($27,832)      ($4,457)

Fractional shares

Net loss for the six months
  ended January 31, 1997                                                                (1,079)                       (1,079)

Dividends and accretion on Redeemable
  Preferred Stock                                                                         (231)                         (231)

Balance, at January 31, 1997                      $989      ($129)       $64,071      ($42,866)       ($27,832)      ($5,767)


(1) Represents acquisition costs in excess of historical basis of net assets acquired from affiliates.


See notes to condensed financial statements.

APPAREL AMERICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 1997


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

The operations of the Company's sole division, Robby Len Fashions, are significantly affected by seasonal influences. The results for the six month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year.

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

NOTE B--INVENTORIES

The components of inventory consist of the following:
                                   January 31,   July 31,
                                     1997          1996
                                  -----------    --------
                                       (000's omitted)

              Raw materials       $ 4,811        $  4,058
              Work in process       4,802           1,226
              Finished goods        9,580           2,446
                                  -------        --------
                                  $19,193        $  7,730
                                  -------        --------
                                  -------        --------
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

APPAREL AMERICA, INC.

January 31, 1997

NOTE D -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                  January 31,           July 31,
                                     1997                1996
                                  -----------         -----------
                                         (000's omitted)

    Term loan payable (A)         $     6,210         $     6,210
    Litigation settlement (B)             103                 147
    Other (including $490 due to
      related parties) (C)                632                 324
                                  -----------         -----------
                                  $     6,945         $     6,681

    Less: current portion              (1,698)             (1,649)
                                  -----------         -----------
                                  $     5,247         $     5,032

                                  -----------         -----------
                                  -----------         -----------
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

Accounting for the amended agreement was based on Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the carrying amount of the debt was reduced to the equivalent of the total future cash payments (approximately $8,745,000 of principal and $2,457,000 of estimated future interest), resulting in the recognition of an extraordinary gain of $4,165,000 in the fourth quarter of fiscal year 1994. The estimated future interest is to be amortized against interest expense over the term of the credit agreement. For the six months ended January 31, 1997, amortization of deferred interest amounted to $238,000.

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

January 31, 1997


NOTE D -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS (continued)

(b) LITIGATION SETTLEMENT

In December 1994, the Company entered into an agreement to pay $460,000 to a former executive in settlement of certain litigation. According to the terms of the agreement, payments aggregating $350,000 have been made through January 31, 1997. The remaining balance is scheduled to be repaid in installments of $50,000 in June 1997 and $60,000 in December 1997. The unpaid balance has been discounted at an annual effective interest rate of 9% to reflect its present value at January 31, 1997.

(c) OTHER

Other long-term debt is composed of certain leasehold improvement and equipment loans under which the Company is to make equal principal payments of approximately $28,000 per month and will pay interest monthly on the unpaid principal balance.

(d) REVOLVING LINE OF CREDIT

Prior to September 1, 1995 the Company was party to a $15,000,000 factoring agreement whereby the Company assigned substantially all accounts receivable to the factor for advances up to 80% of unmatured accounts receivable and 35% of eligible inventories. The assignment was on a recourse basis, whereby the Company assumed all credit risk associated with the factored receivables. Effective September 1, 1995, the Company entered into a $15,000,000 revolving credit facility under which the Company can borrow up to 85% of eligible receivables and 50% of eligible inventories along with specified seasonal overadvances. In January 1996, the maximum loan amount was increased to $23,000,000 and was further increased to $25,000,000 in November 1996. The November 1996 loan increase is collateralized by an affiliate of the Company. The revolving credit agreement expires on August 31, 1999.

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

January 31, 1997


NOTE F -- CUMULATIVE REDEEMABLE PREFERRED STOCK

The Company's $9 Series B Cumulative Redeemable Preferred Stock has a redemption value of $100 per share and is subject to mandatory semi-annual redemption requirements commencing on June 30, 1995, with a final redemption on December 31, 1997. Such redemptions are not permitted under the terms of the Company's term loan agreement until payment in full of the senior debt. The shares were issued at a discount which is being amortized over the redemption period. Accrued dividends on the Series B Preferred Stock are subject to certain restricted payment covenants of senior debt. At January 31, 1997, such accrued dividends amounted to $1,811,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31, 1997


Net sales decreased by $199,000, or 1.2%, to $16,677,000 for the six months ended January 31, 1997 as compared to $16,876,000 for the six months ended January 31, 1996. This decrease is primarily the result of an approximate $1.5 million decline in Robby Len "branded" swimwear sales for the six months ended January 31, 1997 as compared to the prior year period. This decline was partially offset by an increase in sales of Roxanne "branded" swimwear of approximately $1.3 million.

Gross profit decreased to 27.8% for the six months ended January 31, 1997 as compared to 28.9% for the six months ended January 31, 1996. This decline is primarily related to a weak retail environment which exerted downward pressure on the Company's selling prices. In addition, a change in product mix, principally relating to an increase in sales to discount chain stores under the Company's "Lenee" budget label, also contributed to the decline in gross profit.

Operating expenses increased by $613,000, or 13.7%, to $5,083,000 for the six months ended January 31, 1997 as compared to $4,470,000 for the six months ended January 31, 1996. The increase in operating expenses is primarily attributable to a) an increase in selling, design and promotion expense due primarily to an increase in co-operative retail advertising expenditures, b) increased shipping and warehousing expenses relating to an expansion of the Company's New Haven, CT. warehousing and distribution facilities and c) the reversal of an overaccrual for retro insurance premiums recognized in the prior year period of approximately $170,000.

The above activities resulted in an operating loss of $454,000 for the six months ended January 31, 1997 as compared to operating income of $409,000 for the six months ended January 31, 1996.

Interest and financing costs increased by $73,000, or 13.7%, to $607,000 for the six months ended January 31, 1997 as compared to $534,000 for the six months ended January 31, 1996. This increase is due primarily to increased borrowings under the Company's revolving working capital loan agreement.

The aggregate effect of the above activities resulted in a loss before provision for income taxes and extraordinary item of $1,061,000 for the six months ended January 31, 1997 as compared to a loss before provision for income taxes and extraordinary item of $125,000 for the six months ended January 31, 1996.

Extraordinary income of $550,000 for the six months ended January 31, 1996 is a result of the restructuring of the subordinated debt described in Note E to the condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

THREE MONTHS ENDED JANUARY 31, 1997

Net sales for the three months ended January 31, 1997 declined by $556,000, or 3.9%, to $13,524,000 as compared to $14,080,000 for the prior year period. This decline is attributable to a decline in "private label" sales to Lands' End catalog of approximately $1.2 million and sales of Robby Len "branded" swimwear sales of approximately $500,000 for the three months ended January 31, 1997. This decline was partially offset by an increase in sales of Roxanne "branded" swimwear of approximately $500,000 and sales of "Lenee" label swimwear of approximately $700,000. "Lenee" swimwear is marketed to leading national and regional discount chain stores.

Gross profit declined to 30.9% for the three months ended January 31, 1997 as compared to 31.7% for the three months ended January 31, 1996. This decline is principally due to a poor retail selling environment which impaired selling prices for the Company's swimwear. In addition, a change in product mix also contributed to the decline in gross profit.

Operating expenses increased by $279,000, or 11.3%, to $2,740,000 for the three months ended January 31, 1997 as compared to $2,461,000 for the three months ended January 31, 1996. Shipping and warehousing expenses increased by $212,000 due primarily to additional overhead costs relating to the expansion of the Company's warehousing and distribution operations in New Haven, CT. The balance of the increase in operating expenses is primarily related to increased co-operative advertising costs for the three months ended January 31, 1997 as compared to the prior year period.

The above activities resulted in a decline in operating income of $568,000, or 28.3%, to $1,438,000 for the three months ended January 31, 1997 as compared to operating income of $2,006,000 for the three months ended January 31, 1996.

Interest and financing costs increased to $415,000 for the three months ended January 31, 1997 as compared to $363,000 for the three months ended January 31, 1996. Increased borrowings under the Company's revolving working capital loan agreement were primarily responsible for the increase in interest and financing costs for the period.

The aggregate effect of the above activities resulted in income before provision for income taxes and extraordinary item of $1,023,000 for the three months ended January 31, 1997 as compared to income before provision for income taxes and extraordinary item of $1,643,000 for the three months ended January 31, 1996.

Extraordinary income of $550,000 for the three months ended January 31, 1996 is a result of the restructuring of subordinated debt described in Note E to the condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.00 to 1.00 at January 31, 1997 as compared to 1.13 to 1.00 at July 31, 1996. Working capital decreased by $1,322,000 to $85,000 at January 31, 1997 as compared to working capital of $1,407,000 at July 31, 1996. This decrease in working capital is primarily attributable to the net loss for the period of $1,079,000.

The Company's working capital requirements are affected significantly by the highly seasonal nature of its business through which it markets women's swimwear and related sportswear under the Robby Len, Roxanne, Coco Reef and Harbour Casuals labels, among others, to leading national and regional department stores and specialty stores. The Company also markets women's swimwear to national and regional discount chain stores under its Lenee label and to a variety of national and regional department stores and catalogs under non-branded, or "private label", programs.

As a leading manufacturer of women's swimwear, the Company builds inventory during the first five months of the fiscal year (August - December) in order to meet its shipping requirements in January through June (approximately 80% of annual sales are shipped in this time period). The $11,463,000 increase in inventory and $6,535,000 increase in accounts receivable for the six months ended January 31, 1997 are attributable to the seasonality of the business. The $3,170,000 increase in accounts payable and the $16,575,000 increase in the revolving loan balance are primarily attributable to the increase in inventory and accounts receivable. The $16,144,000 of net cash used in operating activities for the six months ended January 31, 1997 is primarily reflected in the net loss for the period as well as the increases in inventory, accounts receivable, accounts payable and accrued expenses.

The Company's investing activities consist primarily of purchases of machinery and equipment. During fiscal year 1996 and the six months ended January 31, 1997, the Company made certain leasehold improvements and purchased certain production and pattern making equipment financed primarily through long-term arrangements (see Note D to the condensed financial statements for further information). The Company expects to finance its capital expenditures in the next twelve months through a combination of long-term borrowings and internally generated funds.

In connection with the Company's establishment of a foreign subsidiary (see Note G to the condensed financial statements), approximately $250,000 of sewing equipment was purchased in the second quarter of the fiscal year. This equipment was financed under long-term arrangements discussed above. In addition, certain start-up costs (principally consisting of certain operating overhead costs including payroll, travel, legal and professional fees) associated with the establishment of the manufacturing facility are anticipated for the third fiscal quarter. Management believes that the Company's gross profit margin should improve as it expands production in Mexico and achieves operating efficiencies in that facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


The Company's primary ongoing cash needs are for working capital requirements, capital expenditures, dividends and redemption of Series H Preferred Stock and term debt amortization (both principal and interest). The three present sources for the Company's liquidity needs are internally generated funds, long-term capital expenditure borrowings and short-term borrowing available under its revolving loan agreement (see Note D to the condensed financial statements). Through this agreement, the Company finances its inventory and receivables build-up during the first five months of the fiscal year and repays these borrowings over the remainder of the fiscal year. The outstanding loan balance under the agreement at January 31, 1997 was $22,063,000. In November 1996, the maximum loan balance under the revolving credit facility was increased from $23,000,000 to $25,000,000.

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






                                                 Apparel America, Inc.
                                            ----------------------------------
                                                      Registrant







Date         March 13, 1997                 /s/ Frederick M. D'Amato
    ----------------------------            ----------------------------------
                                            Frederick M. D'Amato, Vice
                                            President - Finance, both on behalf
                                            of the Registrant and as its
                                            Principal Financial Officer