Form 10-Q
period 1997-04-30
APPAREL AMERICA INC
filed 1997-10-30
CIK 4319

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                  APRIL 30, 1997
                              -------------------------------------------------
                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                              -----------------------    ----------------------

                            COMMISSION FILE NUMBER:  04954
                            ------------------------------

                                APPAREL AMERICA, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            Delaware                               13-2648900
---------------------------------  ---------------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

    1175 STATE STREET
   NEW HAVEN, CONNECTICUT                               06511
------------------------------------------  ------------------------------------
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

Common Stock, $.05 par value -- 19,762,648 shares as of October 24, 1997.

                                        INDEX
                                        -----

                                      FORM 10-Q


                         APPAREL AMERICA, INC. AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
          April 30, 1997 and July 31, 1996                               3 - 4

         Condensed Consolidated Statements of Income -
          Nine Months Ended April 30, 1997 and 1996                        5

         Condensed Consolidated Statements of Income -
          Three Months Ended April 30, 1997 and 1996                       6

         Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended April 30, 1997 and 1996                        7

         Condensed Consolidated Statement of Stockholders'
          Deficit - Nine Months Ended April 30, 1997                       8

         Notes to Condensed Consolidated Financial Statements -
          April 30, 1997                                                 9 - 12

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           13 - 16


PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders               17

Item 6.  Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                 18
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS                                                    April 30,    July 31,
                                                            1997         1996
                                                        ------------- ---------
                                                         (Unaudited)    (Note)


CURRENT ASSETS:
 Cash and cash equivalents                                    $14           $41
 Accounts receivable - net                                 13,320         4,187
 Inventories -- Note B                                     14,548         7,730
 Due from affiliates                                           96           185
 Prepaid expenses and other current assets                    279           477
                                                        ------------- ---------

                         TOTAL CURRENT ASSETS              28,257        12,620


PROPERTY AND EQUIPMENT -- at cost
  Machinery and equipment                                   5,354         4,765
  Leasehold improvements                                    2,771         2,549
                                                        ------------- ---------
                                                            8,125         7,314

  Less accumulated depreciation and amortization            6,029         5,613
                                                        ------------- ---------
                                                            2,096         1,701

INTANGIBLES AND OTHER ASSETS:
  Trademark, less accumulated amortization
   of $198 and $113 -- Note C                               1,502         1,587
  Cost in excess of net assets acquired,
   less accumulated amortization of $1,316 and $1,196       4,368         4,488
  Other assets                                                 19            12
                                                        ------------- ---------
                                                            5,889         6,087
                                                        ------------- ---------

                                                          $36,242       $20,408
                                                        ------------- ---------
                                                        ------------- ---------


    NOTE: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' DEFICIT                        April 30, July 31,
                                                                1997      1996
                                                           ----------   --------
                                                           (Unaudited)   (Note)
CURRENT LIABILITIES:
  Current portion of long-term debt -- Note D                  $367      $1,649
  Current portion of deferred interest -- Note D                366         452
  Current portion of sub. note -- Note E                         --         100
  Accounts payable                                            3,940       2,062
  Loan payable - revolver -- Note D                          19,155       5,488
Other current liabilities and accrued expenses                1,109         908
 Accrued compensation                                           412         554
                                                           ----------   --------
                       TOTAL CURRENT LIABILITIES             25,349      11,213

LONG-TERM DEBT, LESS CURRENT PORTION -- NOTE D                6,490       5,032
ACCRUED PURCHASE PRICE - TRADEMARK -- NOTE C                  1,125       1,200
DEFERRED INTEREST - LONG TERM PORTION -- NOTE D                 465         730
DIVIDENDS PAYABLE -- NOTE F                                   1,890       1,654
SUBORDINATED NOTE PAYABLE -- NOTE E                             584         468
                                                           ----------   --------
                        TOTAL LIABILITIES                    35,903      20,297
                                                           ----------   --------
$9 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE F            3,485       3,450
$8.50 CUMULATIVE REDEEMABLE PREFERRED STOCK -- NOTE F         1,118       1,118

STOCKHOLDERS' DEFICIT
Common stock, par value $.05 per share;  authorized 30,000,000
 shares; issued 19,783,310 and 19,783,308                       989         989
 Additional paid-in capital                                  64,071      64,071
 Deficit                                                    (41,363)    (41,556)
 Less:
   Treasury stock-at cost - 20,665 shares                      (129)       (129)
    Acquisition cost in excess of historical basis of
    net assets acquired from an affiliate                   (27,832)    (27,832)
                                                           ----------   --------
                         TOTAL STOCKHOLDERS' DEFICIT         (4,264)     (4,457)
                                                           ----------   --------
                                                            $36,242     $20,408
                                                           ----------   --------
                                                           ----------   --------



NOTE: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share data)

                                                             Nine Months Ended
                                                                 April 30,
                                                           ----------  --------
                                                              1997       1996
                                                           ----------  --------

Net sales                                                    $39,290     $40,394
Cost of goods sold                                            29,429      29,195
                                                           ---------    --------
  Gross profit                                                 9,861      11,199

Operating expenses
   Selling, design and promotion                               3,521       3,474
   Shipping and warehousing                                    1,658       1,271
   General and administrative                                  3,000       2,943
                                                           ---------    --------
    Total operating expenses                                   8,179       7,688
                                                           ---------    --------

Operating income                                               1,682       3,511
Other non-operating charges:
  Interest and financing costs - net                           1,120         993
                                                           ---------    --------
                                                               1,120         993
                                                           ---------    --------
Income before provision for income taxes
  and extraordinary item                                         562       2,518

Provision for income taxes                                        27          15
                                                           ---------    --------
Net income before extraordinary item                             535       2,503

Extraordinary income -- Note D                                    --         550
                                                           ---------    --------

Net income                                                       535       3,053

Preferred stock dividends and accretion on
  redeemable preferred stock                                     342         385
                                                           ---------    --------

Net income applicable to common stockholders                    $193      $2,668
                                                           ---------    --------
                                                           ---------    --------

Income per common share -- Note A:

Income before extraordinary item                               $0.01       $0.19
    Income from extraordinary item                                --       $0.05
    Net income per common share                                $0.01       $0.24
                                                           ---------    --------
                                                           ---------    --------

    Average number of common shares outstanding           19,762,645  10,923,906
                                                          ----------  ----------
                                                          ----------  ----------




See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share data)

                                                              Three Months Ended
                                                                   April 30,
                                                             -------------------
                                                                1997      1996
                                                             --------   --------

Net sales                                                    $22,613     $23,518
Cost of goods sold                                            17,381      17,198
                                                            --------    --------
  Gross profit                                                 5,232       6,320

Operating expenses
  Selling, design and promotion                                1,366       1,555
  Shipping and warehousing                                       665         563
  General and administrative                                   1,065       1,100
                                                            --------    --------
   Total operating expenses                                    3,096       3,218
                                                            --------    --------

Operating income                                               2,136       3,102

Other non-operating charges:
  Interest and financing costs - net                             513         459
                                                            --------    --------
                                                                 513         459
                                                            --------    --------

Income before provision for income taxes                       1,623       2,643

Provision for income taxes                                         9           5
                                                            --------    --------

Net income                                                     1,614       2,638

Preferred stock dividends and accretion on
 redeemable preferred stock                                      111         121
                                                            --------    --------

Net income applicable to common stockholders                  $1,503      $2,517
                                                            --------    --------
                                                            --------    --------

Income per common share -- Note A                              $0.08       $0.23
                                                            --------    --------
                                                            --------    --------

Average number of common shares outstanding               19,762,645  10,879,423
                                                          ----------  ----------
                                                          ----------  ----------



See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)


                                                            Nine Months Ended
                                                                April 30,
                                                           ------------------
                                                             1997      1996
                                                           -------   --------

OPERATING ACTIVITIES:

Net cash used in operating activities                     ($12,903)   ($17,906)
                                                        ----------   ---------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                    (811)       (448)
Purchase of trademark                                           --        (500)
                                                        ----------   ---------

Net cash used in investing activities                         (811)       (948)
                                                        ----------   ---------

FINANCING ACTIVITIES:
Decrease in due from factor                                     --       2,249
Payments on long-term debt                                    (383)       (618)
Proceeds from equipment and leasehold improvement loans        600          88
Proceeds from revolving debt                                13,667      17,297
Litigation settlement payments                                 (50)        (50)
Payment of redeemable preferred stock dividends                (72)        (87)
Payment on trademark purchase                                  (75)         --
Redemption of preferred stock                                   --         (47)
                                                        ----------   ---------

Net cash provided by financing activities                   13,687      18,832
                                                        ----------   ---------

DECREASE IN CASH AND CASH EQUIVALENTS                          (27)        (22)

Cash and cash equivalents, at beginning of period               41          29
                                                        ----------   ---------

Cash and cash equivalents, at end of period                    $14          $7
                                                        ----------   ---------
                                                        ----------   ---------



See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

(in thousands, except share data)


                                                        Additional                                   TOTAL
                                    COMMON STOCK        Paid - In                                STOCKHOLDERS'
                                 --------------------
                                 ISSUED   IN TREASURY    CAPITAL        DEFICIT     OTHER (1)       DEFICIT
                                 ------   -----------   ---------     ----------  ------------    -----------
BALANCE, at August 1, 1996        $989       ($129)      $64,071       ($41,556)   ($27,832)       ($4,457)

Net income for the nine months
 ended April 30, 1997                                                      $535                        535
Dividends and accretion on
Redeemable Preferred stock                                                ($342)                      (342)

                                ------     -------      --------       ---------  ----------      ---------
Balance, at April 30, 1997        $989       ($129)      $64,071       ($41,363)   ($27,832)       ($4,264)
                                ------     -------      --------       ---------  ----------      ---------
                                ------     -------      --------       ---------  ----------      ---------

    (1) Represents acquisition costs in excess of historical basis of net assets from affiliates.







See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company's financial statements have been prepared on the basis that it is a growing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows over the last three years and recently completed a restructuring of its term loan and working capital loan (see Note D for additional information). The Company's continued existence is dependent upon its ability to operate profitably, maintain adequate financing and generate sufficient cash flows to meet it obligations and sustain operations.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

The operations of the Company are significantly affected by seasonal influences. The results for the nine month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. For additonal information concerning the Company's fourth quarter and year end results see "Recent Events" under Item 2 - Liquidity and Capital Resources.

Net income per common share has been computed, after deducting applicable preferred stock dividend requirements, based upon the weighted average number of common shares and equivalents outstanding during each of the respective periods.


NOTE B--INVENTORIES

The components of inventory consist of the following:

                                        April 30,          July 31,
                                          1997               1996
                                        ---------          --------
                                              (000's omitted)

         Raw materials                   $ 3,821            $4,058
         Work in process                   2,401             1,226
         Finished goods                    8,326             2,446
                                         -------            ------
                                         $14,548            $7,730
                                         =======            ======

APPAREL AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 1997

NOTE C--ACQUISITION

In August 1995, the Company acquired from Milady Brassiere and Corset Co., Inc. ("Milady") the trademarks Roxanne and Harbour Casual and the tradename Coco Reef. The purchase price for the trademarks and tradename is to be determined based on percentage of net sales of goods bearing the Roxanne and Harbour Casual tradenames over the next seven years, with a minimum guaranteed purchase price of $1,700,000. The Company paid Milady a $500,000 advance against such purchase price and an additional $75,000 payment was made in April 1997. The remaining unpaid minimum balance of $1,125,000 is included in long-term debt as of April 30, 1997. The Company is amortizing the trademark on a straight line basis over a period of fifteen years.

NOTE D--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                        April 30,     July 31,
                                          1997          1996
                                        ---------     --------
                                              (000's omitted)
    Term loan payable (a)                $6,060        $ 6,210
    Litigation settlement (b)               106            147
    Other (including $598 and $84
     due to related parties)                691            691
                                         ------        -------
                                         $6,857        $ 6,681
    Less: current portion                  (367)        (1,649)
                                         ------        -------
                                         $6,490        $ 5,032
                                         ======        =======

(A) TERM LOAN

Effective July 31, 1994, the Company and its lender entered into a Fifth Amended and Restated Credit Agreement which, among other things, extended the maturity dates of the term loan, modified the payment terms and interest rates and reduced the outstanding principal amount of the debt by a total of $4,755,000. The loan principal is repayable in varying amounts through fiscal 2001.
Interest is payable monthly on the outstanding loan balance.

Accounting for the amended agreement was based on Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the carrying amount of the debt was reduced to the equivalent of the total future cash payments (approximately $8,745,000 of principal and $2,457,000 of estimated future interest), resulting in the recognition of an extraordinary gain of $4,165,000 in the fourth quarter of fiscal year 1994. The estimated future interest is to be amortized against interest expense over the term of the credit agreement. For the nine months ended April 30, 1997 and 1996, amortization of deferred interest amounted to $351,000 and $443,000, respectively.

The amended agreement contains various covenants and limitation on a) the creation of new debt, b) the amortization of the subordinated debt (see Note E) and the redemption of the cumulative redeemable preferred stock (see Note F), c) the level of capital expenditures, and d) dividends and other restricted payments, as defined. The amended agreement also contains certain mandatory repayment provisions.

APPAREL AMERICA, INC. AND SUBSIDIARY

April 30, 1997

NOTE D -- LONG TERM DEBT AND CREDIT ARRANGEMENTS - CONTINUED

During fiscal year July 1996, the Fifth Amended and Restated Credit Agreement was amended to authorize, among other things, the establishment of a foreign subsidiary, the deferral of a portion of the schedule June 1996 principal payments, the payment of dividends and redemption of a portion of Series H Preferred Stock and the revision of certain financial covenants.

During fiscal year July 1997, the Company negotiated additional amendments to the credit agreement dated October 15, 1996, June 1, and September 1, 1997. The amendments provided for, among other things, the deferral of certain scheduled 1997 and 1998 principal and interest payments, the reduction of the loan interest rate and the modification of certain financial covenants.

(B) LITIGATION SETTLEMENT

In December 1994, the Company entered into an agreement to pay $460,000 to a former executive in settlement of certain litigation. According to the terms of the agreement, payments aggregating $350,000 have been made through April 30, 1997. In addition, a payment of $50,000 was made in July 1997 with the remaining unpaid balance of $60,000 due in December 1997. The unpaid balance has been discounted at an annual effective interest rate of 9% to reflect its present value at April 30, 1997.

(C) OTHER

Other long-term debt is composed of certain equipment and leasehold improvement loans under which the Company is to make equal principal payments of $30,000 per month and will pay interest equal to the prime rate plus 2% on the unpaid principal balance.

(D) REVOLVING LINE OF CREDIT

Prior to September 1, 1995 the Company was party to a $15,000,000 factoring agreement whereby the Company assigned substantially all accounts receivable to the factor for advances up to 80% of unmatured accounts receivable and 35% of eligible inventories. The assignment was on a recourse basis, whereby the Company assumed all credit risk associated with the factored receivables. Effective September 1, 1995, the Company entered into a $15,000,000 revolving credit facility under which the Company can borrow up to 85% of eligible receivables and 50% of eligible inventories along with specified seasonal overadvances. In January 1996, the maximum loan amount was increased $23,000,000. To support increased seasonal borrowing requirements from November 1996 to April 1997, an additional $2,000,000 was provided under the revolving line of credit. Such increase was collateralized by an affiliate of the Company. This agreement was amended effective July 1997 to provide for the factoring of substantially all accounts receivable on a recourse basis and modified the permitted seasonal overadvance borrowing levels. In addition, the agreement was further amended to modify certain financial covenants and cure existing events of default. A portion of the borrowings under the factoring agreement are secured by certain corporate affiliate and shareholder guarantees. The agreement expires August 31, 1999.

APPAREL AMERICA, INC. AND SUBSIDIARY

April 30, 1997

NOTE E--SUBORDINATED NOTE PAYABLE

Effective November 1, 1995, the Company entered into an agreement for the exchange of its $1,000,000 Subordinated Note plus unpaid interest of $150,000 for an Amended and Restated Subordinated Note in the amount of $600,000. As a result of this exchange, a gain of $550,000 was recognized and recorded in the 1996 fiscal year. A principal payment of $50,000 was made in February 1996 and additional annual principal payments of $50,000 can be made subject to excess cash flow provisions of senior debt. Interest accrues on the unpaid principal balance of the amended note at a rate of 8 1/2% and is payable on a quarterly basis. Additional interest accrues at a rate of 4% on the unpaid principal balance and is payable on June 30, 1998. The amended and restated note is subordinate to payment in full of all senior debt. In October 1997, the maturity of the amended and restated note was extended from June 30, 1998 to June 30, 2000.

NOTE F -- CUMULATIVE REDEEMABLE PREFERRED STOCK

The Company's $9 Series B Cumulative Redeemable Preferred Stock has a redemption value of $100 per share and is subject to mandatory semi-annual redemption requirements commencing on June 30, 1995, with a final redemption on December 31, 1997. Such redemptions are not permitted under the terms of the Company's term loan agreement until payment in full of the senior debt. The shares were issued at a discount which is being amortized over the redemption period. Accrued dividends on the Series B Preferred Stock are subject to certain restricted payment covenants of senior debt. At April 30, 1997, such accrued dividends amounted to $1,890,000.

In fiscal 1995, the Company entered into agreements providing for the exchange of 25,000 shares of the $9 Series B Redeemable Preferred Stock and accrued dividends thereon for 11,650 shares of the Company's $8.50 Series H Redeemable Preferred Stock plus consideration of $85,000. The Series H Preferred Stock has a redemption value of $100 per share and is subject to mandatory annual redemption requirements commencing May 1996 with a final redemption in May 2002. The excess of the carrying value of the exchanged Series B Preferred Stock and accrued dividends thereon over the redemption value of the Series H Preferred Stock and consideration paid was recorded as a capital contribution of approximately $2,097,000 in fiscal 1995. In October 1997, certain scheduled redemptions for May 1996 and May 1997 were waived by the holder of the Series H Preferred Stock.

NOTE G --FOREIGN SUBSIDIARY

In September 1996, the Company incorporated a foreign subsidiary, Trajes de Bano Morelos, S.A. de C.V. ("TBM"), for the purpose of establishing a manufacturing facility in Mexico. The Company's investment in the subsidiary to date has been immaterial. During the quarter ended April 1997, the Company incurred certain non-recurring expenses associated with the start up of operations which amounted to approximately $100,000. TBM began sewing operations in early May 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30, 1997

Net sales decreased by $1,104,000, or 2.7%, to $39,290,000 for the nine months ended April 30, 1997 as compared to $40,394,000 for the nine months ended April 30, 1996. This decrease is primarily the result of an approximate $3.0 million decline in Robby Len "branded" swimwear sales for the nine months ended April 30, 1997 as compared to the prior year period. This decline was partially offset by and increase in sales of Roxanne "branded" swimwear of approximately $2.0 million.

Gross profit decreased to 25.1% for the nine months ended April 30, 1997 as compared to 27.7% for the nine months ended April 30, 1996. This decline is primarily related to a weak retail environment which exerted downward pressure on the Company's selling prices. In addition, a change in product mix also contributed to the decline in gross profit. This change of product mix is related principally to increased sales of "private label" swimwear and sales to discount stores under the Company's "Lenee" label.

Operating expenses increased by $491,000, or 6.4%, to $8,179,000 for the nine months ended April 30, 1997 as compared to $7,688,000 for the nine months ended April 30, 1996. The increase in operating expenses is primarily attributable to an increase in selling, design and promotion expense due primarily to an increase in co-operative retail advertising expenditures as well as increased shipping and warehousing expenses relating to an expansion of the Company's New Haven, Connecticut warehousing and distribution facilities. In addition, increased rent expense relating to the relocation and expansion of the "Roxanne" sales showroom in New York City also contributed to the increase in operating expenses.

The above activities resulted in a decline in operating income of $1,829,000, or 52.1%, to $1,682,000 for the nine months ended April 30, 1997 as compared to operating income of $3,511,000 for the nine months ended April 30, 1996.

Interest and financing costs increased by $127,000, or 12.8%, to $1,120,000 for the nine months ended April 30, 1997 as compared to $993,000 for the nine months ended April 30, 1996. This increase is due primarily to increased borrowings under the Company's revolving working capital loan agreement.

The aggregate effect of the above activities resulted in income before provision for income taxes and extraordinary item of $562,000 for the nine months ended April 30, 1997 as compared to income before provision for income taxes and extraordinary item of $2,518,000 for the nine months ended April 30, 1996.

Extraordinary income of $550,000 for the nine months ended April 30, 1996 is a result of the restructuring of the subordinated debt described in Note E to the condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

THREE MONTHS ENDED APRIL 30, 1997

Net sales for the three months ended April 30, 1997 decreased by $905,000, or 3.8%, to $22,613,000 as compared to $23,518,000 for the three months ended April 30, 1996. A $2.0 million decline in sales of Robby Len "brand" swimwear was principally responsible for this decrease. Partially offsetting this decrease was a $700,000 increase in sales of "Roxanne" brand swimwear and a $300,000 increase in sales to discount stores under the "Lenee" label.

Gross profit declined to 23.1% for the three months ended April 30, 1997 as compared to 26.9% for the three months ended April 30, 1996. The principal factor in the decline in gross profit for the period was the continued poor retail selling environment which impaired selling prices for the Company's swimwear. In addition, changes in the product mix, principally relating to increased sales of non-branded (private label) product, also contributed to the decline in gross profit.

Operating expenses decreased by $122,000, or 3.8%, to $3,096,000 for the three months ended April 30, 1997 as compared to $3,218,000 for the prior year period. This decrease is primarily attributable to reduced variable selling expenses, including sales commissions, resulting from the decline in sales. This decline was partially offset by increased shipping and warehousing expenses relating to the expansion of the Company's facility in New Haven, Connecticut.

The above activities resulted in a decline in operating income of $966,000, or 31.1%, to $2,136,000 for the three months ended April 30, 1997 as compared to operating income of $3,102,000 for the three months ended April 30, 1996.

For the three months ended April 30, 1997, interest and financing costs rose by $54,000, or 11.8%, to $513,000 as compared to $459,000 in the three months ended April 30, 1996. Increased borrowings under the Company's working capital loan facility was the primary factor contributing to the increase.

The aggregate effect of the above activities resulted in income of $1,643,000 before provision for income taxes for the three months ended April 30, 1997 as compared to income of $2,643,000 before provision for income taxes in the prior year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.11 to 1.00 at April 30, 1997 as compared to 1.13 to 1.00 at July 31, 1996. Working capital increased to $2,908,000 at April 30, 1997 as compared to working capital of $1,407,000 at July 31, 1996. The increase in working capital is primarily attributable to the reclassification of the current portion of term debt to long-term debt as a result of the September 1, 1997 amendment to the term loan agreement which provided for the deferral of certain scheduled 1997 and 1998 principal payments (see Note D to the condensed consolidated financial statements). Other factors contributing to the change in working capital were a) the net income for the period of $535,000 b) a $75,000 payment in connection with the purchase of the Roxanne trademark and c) certain capital expenditures of approximately $200,000 which were not financed through long-term debt.

The Company's working capital requirements are affected significantly by the highly seasonal nature of its business through which it markets women's swimwear and related sportswear under the Robby Len, Roxanne, Coco Reef and Harbour Casual labels, among others, to leading national and regional department stores and specialty stores. The Company also markets women's swimwear to national and regional discount chain stores under its Lenee label and to a variety of national and regional department stores and catalogs under non-branded, or "private label", programs.

As a leading manufacturer of women's swimwear, the Company builds inventory during the first five months of the fiscal year (August - December) in order to meet its shipping requirements in January through June (approximately 80% of annual sales are shipped in this time period). The $6,818,000 increase in inventory and $9,133,000 increase in accounts receivable for the nine months ended April 30, 1997 are attributable to the seasonality of the business. The $1,878,000 increase in accounts payable and the $13,667,000 increase in the revolving loan balance are primarily attributable to the increase in inventory and accounts receivable. The $12,903,000 of net cash used in operating activities for the nine months ended April 30, 1997 results primarily from increases in the inventory, accounts receivable, accounts payable and accrued expenses.

The Company's investing activities consist primarily of purchases of machinery and equipment. During fiscal 1996 and the nine months ended April 30, 1997, the Company made certain leasehold improvements and purchased certain production and pattern making equipment financed primarily through long-term arrangements (see Note D to the condensed consolidated financial statements for further information). The Company's planned capital expenditures for the next twelve months are not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


In connection with the Company's establishment of a foreign subsidiary (see Note G to the condensed consolidated financial statements), approximately $300,000 of sewing equipment was purchased in the second and third quarters of the fiscal year. This equipment was financed under long-term arrangements discussed above. In addition, certain start-up costs (principally consisting of certain operating overhead costs including payroll, travel, legal and professional fees) associated with the establishment of the manufacturing facility of approximately $100,000 were incurred during the third fiscal quarter. Management believes that the Company's gross profit margin should improve as it expands production in Mexico and achieves operating efficiencies in that facility.

The Company's primary ongoing cash needs are for working capital requirements, capital expenditures, dividends and redemption of Series H Preferred Stock and term debt amortization (both principal and interest). The three present sources for the Company's liquidity needs are internally generated funds, long-term capital expenditure borrowings and short-term borrowing available under its revolving loan agreement (see Note D to the condensed consolidated financial statements). Through this agreement, the Company finances its inventory and receivables build-up during the first five months of the fiscal year and repays these borrowings over the remainder of the fiscal year. The outstanding loan balance under the agreement at April 30, 1997 was $19,155,000. To support peak seasonal borrowing requirements, an additional $2,000,000 (collateralized by a Company affiliate)was provided under the revolving credit facility from November 1996 to April 1997. Effective July 1997, this agreement was amended to provide for the factoring of substantially all accounts receivable of the Company (see Note D for additional information).

In fiscal year July 1997 and September 1997, the Company and its term lenders amended the Fifth Amended and Restated Credit Agreement to modify, among other things, the principal and interest repayment terms, interest rate and financial covenants. The ability of the Company to meet its foreseeable liquidity requirements in the year ahead is contingent upon its ability to maintain adequate financing with its working capital lender and its term lenders.

RECENT EVENTS

The Company has recently closed its books for the fiscal year ended July 31, 1997. The net loss for the year is approximately $6,200,000.00 and is principally attributable to a weak retail performance of certain swimwear product lines of the Company which resulted in significant inventory liquidation and writedowns. In addition, the Company recorded a $750,000 charge for restructuring in the fourth quarter of 1997 relating to the financial and operational restructuring of the Company which commenced in May 1997. The financial restructuring included the renegotiation of the Company's term and working capital loans as well as the extension of maturity of its Amended and Restated Subordinated Note and waiver of certain redemptions of $8.50 Series H Cumulative Redeemable Preferred Stock. The operational restructuring includes
a) the discontinuation of certain unprofitable product lines for fiscal year July 1998 b) the implementation of an extensive overhead reduction program and
c) continued growth of low cost offshore production sourcing including the expansion of the Company's Mexican production subsidiary which commenced operations in May 1997. It is management's belief that this restructuring program will enable the Company to regain profitability and provide sufficient cash flow to meet its obligations and operational requirements. However, there can be no assurance that the Company will be successful in achieving its plans.

PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 29, 1997, the Company held its annual meeting of shareholders.Matters voted on at the meeting included the election of director and the appointment of independent public accountants.

All directors elected at the annual meeting were serving in that capacity prior to the meeting. Following is a tabulation of the votes for the election of directors:

                                 VOTES FOR         VOTES AGAINST   ABSTENTIONS

         Burton I. Koffman      17,650,976              1,430          -
         Richard E. Koffman     17,651,010              1,396          -
         Arthur G. Cohen        17,651,010              1,396          -
         Jeffrey P. Koffman     17,650,010              2,396          -
         Bernard Tessler         2,596,976         15,075,430          -
         Eric T. Weitz          17,650,978              1,428          -


         Votes for the appointment of BDO Seidman, LLP as independent public accountants of the Company for the fiscal year 1997 were as follows:

         For:            17,632,504
         Against:            19,356
         Abstentions:           546

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits -- none

         b)   Reports on Form 8-K -- none

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   APPAREL AMERICA, INC.
                                                   -------------------------
                                                           Registrant







Date            OCTOBER 28, 1997            /s/ Frederick M. D'Amato
     ---------------------------           ------------------------------------
                                            Frederick M. D'Amato, Vice
                                            President - Finance, both on behalf
                                            of the Registrant and as its
                                            Principal Financial Officer