Form 10-K
period 1997-07-31
APPAREL AMERICA INC
filed 1997-11-13
CIK 4319

                                  FORM 10-K

                     -------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                     -------------------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED JULY 31, 1997

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

Securities registered pursuant to Section 12(g) of the Act:

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


         Common Stock, $.05 par value per share , as of September 30, 1997 - $ 457,234

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 OR 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES        NO
   -----     -----

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                     19,762,648 shares of Common Stock, par value
                        $.05 per share, as of October 27, 1997

                         DOCUMENTS INCORPORATED BY REFERENCE:
                                         None

                                        PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Apparel America, Inc. (the "Company"), was incorporated under the laws of the State of Delaware on June 14, 1968. The Company designs, manufactures and distributes women's swimwear and related sportswear and beachwear. The Company's products are substantially all manufactured domestically and are distributed principally within the United States through its Robby Len Division. In May 1997, the Company commenced operation of a manufacturing facility in Mexico. See Item 1. - Recent Transactions for additional information.

SALES AND MARKETING; COMPETITION

    The Robby Len Division competes in the misses' swimwear market segment, which caters to women over 18 years of age. The Robby Len Division markets its swimwear primarily under the Robby Len and Roxanne "branded" labels to many national and regional department stores, specialty stores and catalogs, as well as under "private label" programs for many of the nation's leading retailers and catalogs. The "branded" market segment accounts for approximately $600 million of retail sales, or approximately 47% of the total $1.3 billion retail women's swimwear industry. At the present time, Robby Len is the third largest misses' swimwear brand in units sold and fifth largest in dollar volume. Roxanne is the eleventh largest misses' swimwear brand in units sold and seventh largest in dollar volume. The top ten competitors in the branded women's swimwear market, all of which, except for Robby Len, are privately owned or are subsidiaries of larger companies, account for an estimated 70% of such sales.

    Three major customers of the Robby Len Division accounted for an aggregate of approximately 39% of the Company's total sales for fiscal year ended July 1997. Shipments to Sears Roebuck & Co. were approximately $6,314,000 (13%) for the year ended July 31, 1997, $5,604,000 (11%) for the year ended July 31, 1996 and $5,301,000 (13%) for the year ended July 31, 1995. Shipments to Federated Stores were $5,648,000 (12%) for the year ended July 31, 1997, $7,328,000 (14%)
for the year ended July 31, 1996 and less than 10% of sales for the year ended July 31, 1995. Shipments to May Company were approximately $6,530,000 (14%) for the year ended July 31, 1997, $6,235,000 (12%) for the year ended July 31, 1996 and less than 10% of sales for the year ended July 31, 1995.

MANUFACTURING AND DISTRIBUTION

    The Robby Len Division's business is highly seasonal, with peak manufacturing levels occurring from October through May. Accordingly, the largest volume of shipments, representing approximately 80% of its sales, occur from January through June. All swimwear is cut and sewn in Robby Len's in-house manufacturing facilities in New Haven, Connecticut and Hartford, Connecticut or on a contract basis to the Company's specifications at other domestic and foreign outside facilities. In May 1997, the Company's Mexican manufacturing subsidiary commenced operations (see Item 1. - Recent Transactions for additional information). Approximately 77% of the fabric cutting and 29% of the sewing is done at the Company's in-house facilities with the balance produced at outside contractors. Approximately 21% of the sewn garments are produced by off-shore outside contractors. All finished garments are shipped to customers from the Company's New Haven, Connecticut manufacturing and distribution facility. The Company believes that the use of this combination of manufacturing facilities enhances the Robby Len Division's manufacturing flexibility and minimizes quality control problems.

    The return policy of the Robby Len Division is that a return authorization must be issued to a customer before merchandise will be accepted at its facility. Returns have historically averaged between 4.0% and 5.0% of net sales.

EMPLOYEES

    During its peak periods during the year ended July 31, 1997, the Robby Len Division employed approximately 427 employees, including 97 managerial, sales and clerical employees and 330 employees engaged in the Robby Len Division's manufacturing operations. Approximately 262 of the Robby Len Division's employees are covered by a collective bargaining agreement with the International Ladies Garment Workers Union (the "ILGWU") and the Company believes that its employee relations are satisfactory. The current agreement with the ILGWU remains in force through May 1999.

         During the slower manufacturing periods of June through August, the Robby Len Division employed approximately 180 employees, including 85 managerial, sales and clerical employees and 95 employees engaged in the Robby Len Division's manufacturing operations, approximately 93 of whom are covered by the collective bargaining agreement with the ILGWU.

         In July 1997, the Company's Mexican subsidiary, Trajes de Bano Morelos, S.A. de C.V., employed approximately 77 employees, including 31 managerial and clerical employees and 46 employees engaged in manufacturing operations. Approximately 46 employees are covered by a collective bargaining agreement with the Mexican National Labor Union for the Textile Industry.

PATENTS, TRADEMARKS AND TRADENAMES

    The Company uses a number of trademarks in connection with the business of the Robby Len Division, including "Robby Len," "Roxanne," "Louisa Brooks," "Tall Talk," "Shape-Lee," "Fit Zone," "Sport Form," "Longsuit," "Longlines,", "Waterlines," "Aquacize" and "Benefit System," each of which is a registered trademark in the United States for use on women's, misses' and girl's swimwear.

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

BACKLOG

    At July 31, 1997 and 1996, the Robby Len Division's backlog of unshipped customer orders was approximately $3,400,000 and $2,098,000, respectively. Substantially all of the backlog of unshipped orders at July 31, 1997 was filled by October 27, 1997.

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

    Effective November 1, 1995, the Company entered into an agreement for the exchange of its $1,000,000 Subordinated Note plus unpaid interest of $150,000 for an Amended and Restated Subordinated Note in the amount of $600,000. A principal payment of $50,000 was made in February 1996 and additional annual principal payments of $50,000 can be made subject to excess cash flow provisions of senior debt with the unpaid balance due on June 30, 1998. The amended and restated note is subordinate to payment in full of all senior debt.

    During fiscal year 1996, the Company and its senior debt lenders negotiated two amendments to their Fifth Amended and Restated Credit Agreement. These amendments, among other things, authorized the establishment of a foreign subsidiary, deferred a portion of the scheduled June 1996 principal payment, permitted the payment of dividends and redemption of a portion of Series H Preferred Stock and revised certain financial covenants.

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

    In September 1996, the Company incorporated a subsidiary in Mexico, Trajes de Bano Morelos, S.A. de C.V. ("TBM"), for the purpose of establishing a manufacturing facility in Mexico. The facility commenced operations in May 1997. TBM is projected to produce approximately 30% of the Company's swimwear within two years of commencement of operations.

During fiscal year 1997 and in September 1997, the Company and its senior debt lenders negotiated three additional amendments to their Fifth Amended and Restated Credit Agreement. These amendments provided for, among other things, the deferral of certain scheduled principal and interest payments for 1997 and 1998, a reduction in the interest rate and the revision of certain financial covenants.

Effective July 1997, the Company and its working capital lender amended their loan agreement to provide for the factoring of substantially all of the Company's accounts receivable with recourse and modified permitted seasonal loan overadvances. The working capital loan agreement was also amended to modify certain financial covenants as well as cured existing events of default. In addition, during the fiscal year July 1997 the loan agreement's expiration was extended to August 31, 1999. The amended agreement is partially secured by guarantees aggregating $5,800,000 provided by a corporate affiliate and a member of the family holding majority ownership of the Company.

In October 1997, the maturity date of the Company's Amended and Restated Subordinated Note was extended to June 30, 2000.

In October 1997, the holder of the Company's Series H Preferred Stock waived all unpaid redemptions of stock scheduled through May 1997.

ITEM 2.  PROPERTIES

         The Company's principal administrative offices are located at 1175 State Street, New Haven, Connecticut. In connection with the operation of its Robby Len Division, the Company leases showroom facilities in New York, Florida and California, and manufacturing and distribution facilities in Connecticut.
In connection with the operations of its Mexican subsidiary, Trajes de Bano Morelos, S.A. de C.V, the Company leases a manufacturing facility in Cuernavaca, Mexico.

         The following table sets forth the Company's leased facilities:

                           Type of             Approximate    Expiration
Location                   Facility            Square Feet    of Lease
--------                   --------            -----------    ----------

1175 State Street          Manufacturing/         242,000         2001
New Haven, CT               Distribution

1429 Park Street           Manufacturing           38,625         2000
Hartford, CT

1411 Broadway              Showroom                 9,110         2000
30th Floor
New York, NY

110 East 9th Street        Showroom                 1,432         2000
Los Angeles, CA

777 Northwest              Showroom                   900         1998
72nd Avenue
Miami, FL

777 Northwest              Showroom                   600         1999
72nd Avenue
Miami, FL

Ciudad de la Confeccion    Manufacturing           32,000         1998
Carr. Temixco
Emiliano Zapata
Morelos, Mexico

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

           During the fiscal years ended July 31, 1997 and July 31 1996, the Company's Common Stock has been traded on the OTC Electronic Bulletin Board. The high and low bid quotations for the fiscal years ended July 31, 1997 and July 31, 1996 according to the OTC Bulletin Board is as follows:


                                     Fiscal Year         Fiscal Year
                                     July 31,1997        July 31,1996
                                    ---------------     ---------------
                                     High     Low        High     Low
                                    ------   ------     ------   ------

August 1 - October 31               $.7500   $.2500     $1.000   $.0625
November 1 - January 3              $.7500   $.2500     $.8750   $.1250
February 1 - April 30               $.2500   $.1250     $.5625   $.1875
May 1 - July 31                     $.1250   $.1250     $.5938   $.4375

         The Company had approximately 4,988 holders of record of its Common Stock as of October 27, 1997.

         No dividends were paid by the Company on its Common Stock during the fiscal years ended July 31, 1997, 1996 and 1995. It is not anticipated that any dividends will be paid by the Company on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA



                                                                                 Six Months Ended
                                               Year Ended July 31,                   July 31,
                                          -------------------------------------  -----------------          Year Ended
                                          1997      1996       1995      1994      1993     1992         January 31, 1993
                                          ----      ----       ----      ----      ----     ----         ----------------
                                                                      (In thousands, except per share data)
INCOME STATEMENT DATA(1)
------------------------

Net sales                                $47,743   $49,876   $38,964    $34,273   $19,339  $22,529            $33,608


Operating income (loss)                   (4,696)      642     2,849      1,575       504    2,459              1,888

Interest and
 financing costs                           1,514     1,265       779      1,804     1,088    1,418              2,394

Income (loss) from
 continuing
 operations
 before income taxes                      (6,168)     (387)    1,691        162      (584)   1,041               (506)

Income (loss) from
 continuing operations                    (6,204)     (407)    1,671        142      (594)     638               (532)

Income (loss) from
 discontinued
 operations                                   --        --        --         --        99      201             (7,537)

Extraordinary
 Income                                       --       550        --      4,165        --      395                 --

Net income (loss)                         (6,204)      143     1,671      4,307      (495)   1,234             (8,069)
Preferred stock
 dividends                                   453       504       718        540       270      270                540

Net income (loss)
 applicable to common
 stockholders                             (6,657)     (361)      953      3,767      (765)     964             (8,609)

Net income (loss) per
 common share:

 Income (loss) from
 continuing operations                    $ (.34)    $(.12)   $  .13     $ (.05)   $ (.11)  $  .05             $ (.14)
 Income (loss) from
 discontinued
 operations                                   --        --        --         --    $  .01   $  .03             $(1.02)
 Extraordinary income                         --      $.07        --     $  .56        --      .05                 --
 Net income (loss)                        $ (.34)    $(.05)   $  .13     $  .51    $ (.10)  $  .13             $(1.16)

Weighted average
 number of common shares
 outstanding                                19,763   7,740     7,390      7,390     7,390    7,390              7,390

                                       -8-


                                                              July 31,
                                          ------------------------------------------------
                                          1997      1996       1995      1994     1993(1)
                                          ----      ----       ----      ----     -------
                                            (Thousands of dollars)


BALANCE SHEET DATA

Total assets                             $22,722   $20,408   $15,095    $14,664    $14,977

Working capital
 (deficit)                                (4,386)    1,227     3,288      3,947    (12,434)

Long-term debt(2)
(excluding current
 portion)                                  9,415     8,454     8,523     10,940         --

Subordinated notes
 payable(3)                                  550       450     1,000      1,000      1,000

Cumulative redeemable
 preferred stock(4)                        4,610     4,568     4,537      5,583      5,412

$12 Preferred series
E stock(5)                                    --        --    16,383     16,383     14,383

$12 Preferred series
F stock(5)                                    --        --     7,022      7,022      7,022

$10 Preferred series
G stock(5)                                    --        --    17,079     17,079     17,079

--------------------

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

(4) See Note 6 to the Financial Statements.

(5) See Note 7 to the Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations
--------------------------------

         The following table sets forth, for the periods indicated, certain items expressed as a percentage of net sales:

                            Year Ended           Year Ended           Year Ended
                           July 31, 1997        July 31, 1996        July 31, 1995
                           -------------        -------------        -------------
Net sales                      100.0%               100.0%                100.0%
                               ------               ------                ------

Cost of goods sold              84.5                 78.6                  72.4
Operating expenses              25.3                 20.1                  20.3
Interest and financing
  costs                          3.2                  2.5                   2.0
Other, net                      (0.1)                (0.4)                  1.0
                               ------               ------                ------
                               112.9                100.8                  95.7
                               ------               ------                ------

Income (loss) before
  provision for
  income taxes and
  extraordinary income         (12.9)                (0.8)                  4.3
Provision for income
  taxes                         (0.1)                  -                     -
                               ------               ------                ------
Income (loss) before
  extraordinary income         (13.0)                (0.8)                  4.3

Extraordinary income             -                    1.1                    -
                               ------               ------                ------
Net income (loss)              (13.0)                 0.3                   4.3
                               ------               ------                ------
                               ------               ------                ------

Year Ended July 31, 1997 Compared
to Year Ended July 31, 1996
---------------------------------

    Net sales decreased by $2,133,000, or 4.3%, to $47,743,000 for the year ended July 31, 1997 as compared to $49,876,000 for the year ended July 31, 1996. The decline in net sales is primarily due to a decrease in unit sales as unit prices remained relatively flat as compared to the prior year. This decrease is principally attributable to an approximate $4.0 million decline in Robby Len "branded" swimwear sales for the year ended July 31, 1997 as compared to the prior year. Partially offsetting this decline was an approximate $2.0 million increase in "Roxanne" branded swimwear sales.

    Gross profit as a percentage of net sales decreased to 15.5% for the year ended July 31, 1997 as compared to 21.4% for the year ended July 31, 1996. This decline is due primarily to a poor retail performance of "Robby Len" branded swimwear which led to significant off-price sales and the liquidation or markdown of certain unsold inventory. Also contributing to the decrease in gross margin was a change in product mix associated with increased sales to discount stores under the Company's "Lenee" label and increased sales of "private label" swimwear.

    Operating expenses increased by $2,062,000, or 20.5%, to $12,104,000 for the year ended July 31, 1997 as compared to $10,042,000 for the year ended July 31, 1996. This increase is principally related to a) the recognition of $750,000 of restructuring and other special charges related to the financial and operational restructuring of the Company which commenced in May 1997 b) increased charges to bad debt expense of approximately $140,000 related to the write-off of Montgomery Ward receivables subject to Chapter 11 bankruptcy proceedings and increased reserves against receivables of approximately $590,000 relating to unauthorized customer deductions and c) increased shipping and warehousing expenses of approximately $435,000 relating to the expansion of the Company's New Haven, CT warehousing and distribution facility. The $750,000 charge for restructuring expenses is composed primarily of certain legal and professional fees associated with the negotiation of amended working capital and term loan agreements and accruals for consulting fees, employee severance payments and other charges associated with the Company's operational restructuring.

    The above activities resulted in an operating loss of $4,696,000 for the year ended July 31, 1997 as compared to operating income of $642,000 for the prior year.

    Interest and financing costs increased by $249,000, or 19.7%, to $1,514,000 for the year ended July 31, 1997 as compared to $1,265,000 for the year ended July 31, 1996. This increase is primarily attributable to increased borrowings under the Company's revolving loan agreement required to fund the Company's working capital needs.

    The aggregate effect of the above activities resulted in a loss before provision for income taxes of $6,168,000 for the year ended July 31, 1997 as compared to a loss before provision for income taxes of $387,000 for the year ended July 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

    The ratio of current assets to current liabilities was 0.77 to 1.00 at July 31, 1997 as compared to 1.13 to 1.00 at July 31, 1996. The working capital deficit was $4,386,000 at July 31, 1997 as compared to working capital of $1,227,000 at July 31, 1996. This decrease in working capital is primarily attributable to the net loss for the period along with capital expenditures of approximately $300,000 which were not financed through long-term debt. A reduction in the current portion of long-term debt (primarily related to the renegotiation of the Company's term loan agreement) of approximately $1,200,000 partially offset this decrease.

    The Company's working capital requirements are affected significantly by the highly seasonal nature of its business, through which it markets women's swimwear and related sportswear under the Robby Len, Harbour Casual, Roxanne, and Coco Reef labels, among others. As a leading manufacturer of women's swimwear, the Company builds inventory during the first five months of the fiscal year (August - December) in order to meet its shipping requirements in January through June (approximately 80% of annual sales are shipped in this time period). The $635,000 increase in inventory is due primarily to increased levels of unsold finished goods carried over from the 1997 season and early production of 1998 season goods from offshore contractors. The $4,187,000 decline in accounts receivable and the $5,198,000 increase in due from factor is related to the amendment, effective July 1997, of the Company's working capital loan to provide for the factoring of substantially all of the Company's accounts receivable (see Note 4 to the Consolidated Financial Statements). The $6,716,000 increase in the revolving debt and $2,366,000 increase in accounts payable and accrued expenses are primarily attributable to the net loss for the period. The $268,000 of net cash used in operating activities is primarily reflected in the net loss for the period (adjusted for non-cash items) along with a) the decrease in accounts receivable b) increases in inventory, accounts payable and accrued expenses and c) the factoring of the Company's accounts receivables.

    The Company's investing activities consist primarily of purchases of machinery and equipment as well as leasehold improvements. During fiscal years 1996 and 1997, the Company purchased certain production and pattern making equipment financed primarily through long-term arrangements (see Note 4 to the Consolidated Financial Statements for further information). The balance of capital expenditures were financed through the Company's working capital line of credit and internally generated funds. The Company expects its capital expenditures for the next twelve months to be immaterial.

    In connection with the Company's establishment of a foreign subsidiary (see
Item 1. - Recent Transactions), approximately $300,000 of sewing equipment was purchased in the second and third quarters of the 1997 fiscal year. This equipment was financed under long-term arrangements discussed above. In addition, certain start-up costs (principally consisting of certain operating overhead costs including payroll, travel, legal and professional fees) associated with the establishment of the manufacturing facility of approximately $100,000 were incurred during the third quarter of fiscal year 1997. Management believes that the Company's gross profit margin should improve as it expands production in Mexico and achieves operating efficiencies in that facility.

    The Company's primary ongoing cash needs are for working capital requirements, capital expenditures, dividends and redemption of Series H Preferred Stock and term debt amortization (both principal and interest). The three present sources for the Company's liquidity needs are internally generated funds, long-term capital expenditure borrowings and short-term borrowings available under its revolving loan agreement (see Note 4 to the Consolidated Financial Statements). Through this agreement, the Company finances its inventory and receivables build-up during the first five months of the fiscal year and repays these borrowings over the remainder of the fiscal year. Under the terms of this agreement which expires August 31, 1999, the Company can borrow up to 85% against eligible receivables and 50% of eligible inventories along with specified seasonal overadvances. The outstanding loan balance under the agreement at July 31, 1997 was $12,204,000. To support peak seasonal borrowing requirements, an additional $2,000,000 (collateralized by an affiliate of the Company) was provided under the revolving credit facility from November 1996 to April 1997. Effective July 1997, the revolving credit facility was amended to provide for a) the factoring of substantially all of the Company's trade accounts receivable with recourse and b) anticipated seasonal overadvance requirements for the 1998 fiscal year. The amended agreement is partially secured by guarantees aggregating $5,800,000 provided by a corporate affiliate and a member of the family holding majority ownership of the Company.

    In fiscal year July 1997 and October 1997, the Company and its term lenders amended the Fifth Amended and Restated Credit Agreement to modify, among others things, the principal and interest repayment terms, interest rate and certain financial covenants. The ability of the Company to meet its foreseeable liquidity requirements in the year ahead is contingent upon its ability to regain profitability, generate cash flows sufficient to meet its obligations and sustain operations and maintain adequate financing with its working capital lender and its term lenders. The Company's accountants have included an explanatory paragraph in their 1997 report regarding uncertainties about the Company continuing as a going concern.

INFLATION

         The Company's Robby Len Division has historically been able to increase selling prices to the extent permitted by competition as the costs of merchandise and related operating expenses have increased and, therefore, inflation has not had a significant effect on the operations.

FUTURE TRENDS

         In August 1995, the Company acquired the trademarks Roxanne and Harbour Casual and the tradename Coco Reef from Milady Brassiere & Corset Co., Inc. (see Item 1 - Recent Transactions for further discussion of the acquisition). Sales of swimwear bearing these labels represented approximately $8,200,000 (16%) and $10,000,000 (21%) of the Company's sales for the years ended July 31, 1996 and 1997, respectively. It is the belief of management that there is potential for additional growth in sales volume as a result of this acquisition over the next several years.

         In an effort to lower its overall production costs , the Company is engaged in contract manufacturing programs in Columbia, Mexico and the Dominican Republic. Currently, approximately 21% of the Company's production requirements are sourced from these areas, with additional growth planned for the future. In addition, in September 1996 the Company established a subsidiary in Mexico, Trajes de Bano Morelos, S.A. de C.V.. This subsidiary began operation of a swimwear manufacturing facility in Cuernavaca, Mexico in May 1997. It is anticipated that approximately 30% of the Company's production requirements will be fulfilled by this operation in the next two years. It is management's belief that the acquisition of sources of lower manufacturing costs will be an important factor in the ability of the Company to continue to compete in its market and regain profitability.

         While the Company is aggressively pursuing its plans in these areas, there can be no assurance that it will be successful in its efforts.

RECENT ACCOUNTING STANDARDS

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

    In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

    SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required to be submitted in response to this
Item 8 are set forth in Part IV, Item 14 of the report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is a list of the directors, executive officers and key employees of the Company and their respective ages as of July 31, 1997:

      NAME                   AGE                 CAPACITY
      ----                   ---                 --------

Burton I. Koffman(3)         71             Chairman of the Board
                                            and Chief Executive
                                            Officer of the Company

Richard E. Koffman(2)        64             Vice Chairman of the
                                            Board, Executive Vice
                                            President and Secretary
                                            of the Company

Arthur G. Cohen(2)(3)        67             Director of the Company

Jeffrey P. Koffman(1)(3)     32             Director and President of
                                            the Company

Eric T. Weitz                53             Director and Executive Vice
                                            President of the Company,
                                            President of the Robby Len
                                            Division

David L. Koffman             38             Vice President and
                                            Assistant Secretary of
                                            the Company

Mark D. Greenberg            45             Vice President of the  Company,
                                            Vice President - Operations of the
                                            Robby Len Division

Murray Merl                  60             Vice President -
                                            Manufacturing of the
                                            Robby Len Division

Frederick M. D'Amato         43             Vice President - Finance
                                            of the Company and the
                                            Robby Len Division

--------------------
(1) Elected President of the Company in February 1996

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

         The Board of Directors held three meetings during the year ended July 31, 1997. All other actions of the Board of Directors during the year ended July 31, 1997 were taken by unanimous written consent. There are two committees of the Board of Directors, an Audit Committee and an Executive Compensation Committee. The Company has no standing nominating committee of the Board of Directors or committee performing a similar function. Officers are elected by, and serve at the discretion of, the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation paid or accrued by the Company for the years ended July 31, 1997, July 31, 1996 and July 31, 1995 to or for the chief executive officer and the remaining four most highly compensated executive officers and key employees of the Company.

                             SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION
NAME AND                               -------------------------      ALL OTHER
PRINCIPAL POSITION           YEAR      SALARY($)       BONUS($)    COMPENSATION ($)
------------------           ----      ---------    ------------   ----------------
Burton I. Koffman            1997          -              -            40,000
  Chairman of the Board,     1996          -              -            40,000
  Chief Executive            1995          -              -            40,000
  Officer of the Company

Eric T. Weitz                1997       275,000           -             4,515
  Executive Vice Pres-       1996       240,000         33,240          3,840
 ident of the Company,       1995       240,000        144,600          4,800
  President of the
  Robby Len Division

Mark D. Greenberg            1997       157,500           -             4,063
  V.P. of the Company,       1996       150,000         16,620          3,696
  V.P. - Operations          1995       150,000         72,300          3,000
  of the Robby Len
  Division

Murray Merl                  1997       143,000           -             3,549
  V.P. - Manufacturing       1996       136,500         16,620          3,347
  of the Robby Len           1995       130,000         54,225          2,600
  Division

Frederick M. D'Amato         1997       125,000           -             3,399
  Vice President-            1996       110,300         16,620          3,770
  Finance                    1995       105,000         54,225          2,100


    Directors who are not officers or employees of the Company receive an annual fee of $5,000 and $500 per meeting attended for their services as directors. The Board of Directors held three meetings during the year ended July 31, 1997.

    Mr. Burton I. Koffman and Mr. Richard E. Koffman received an annual consulting fee of $40,000 (as disclosed above) and $60,000, respectively for the years ended July 31, 1997, July 31, 1996 and July 31, 1995. Mr. Jeffrey P. Koffman received an annual salary of $36,000 for the years ended July 31, 1997 and July 31, 1996 and received an annual salary of $24,000 for the year ended July 31, 1995.

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

         The Compensation Committee plans to further review the Company's existing executive officer compensation plans in 1997 and intends to modify such plans as required to fit within the announced philosophy of the Committee.

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

         Salaries for the year ended July 31, 1997 for Messrs. Weitz,
Greenberg, Merl and D'Amato were based on levels established and approved by the Company's Board of Directors in August 1996. Mr. Burton I. Koffman's compensation is based on a consulting arrangement.

ANNUAL BONUSES

         The Company has a bonus incentive program for its executive officers. The bonuses, if any, awarded are based upon minimum levels of profitability, as defined. No bonuses were awarded for the year ended July 31, 1997 to Messrs. Weitz, Greenberg, Merl and D'Amato.


PERFORMANCE GRAPH

         The following graph compares the yearly percentage change in the Company's cumulative total stockholder return on Common Stock with (i) the cumulative total return of the NASDAQ market index and (ii) the cumulative total return of companies with the standard industrial code (SIC) Code 2339 over the period from August 1, 1992 through July 31, 1997. The component entities of SIC Code 2339 were generated by Media General Financial Service, Inc. All the entities in SIC Code 2339 were incorporated into the peer group.


                   COMPARISON OF CUMULATIVE TOTAL RETURN
                 OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                                                 FISCAL YEAR ENDING
                            ---------------------------------------------------------
COMPANY                     1992     1993      1994       1995        1996       1997

APPAREL AMERICA, INC.       100     100.00     100.00     200.00     900.00     200.00
INDUSTRY INDEX              100      57.71      60.00      76.88      80.96      26.17
BROAD MARKET -              100     124.21     135.54     166.10     181.07     266.18


THE INDUSTRY INDEX CHOSEN WAS:
SIC CODE 2339 - WOMEN'S, MISSES', & JUNIORS' OUTERWEAR, N.E.C.

THE BROAD MARKET INDEX CHOSEN WAS:
NASDAQ MARKET INDEX


Assumes $100 invested on August 1, 1992
Assumes dividends reinvested
Fiscal year ended July 31, 1997

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         The following table sets forth the holdings, as of October 27, 1997, of the Company's Common Stock by (i) each person who held of record more than 5% of the Company's Common Stock, (ii) each of the directors of the Company and
(iii) all directors and officers as a group:


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

--------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the fiscal years ended July 31, 1997 and July 31, 1995, the Company purchased certain pattern making and production equipment and made certain leasehold improvements to its New Haven, CT manufacturing facility. These capital expenditures were financed primarily through a loan by the wife of the Chairman of the Board of the Company and by a corporate affiliate of the Company on terms and conditions similar to those of the Company's working capital lender.

    Certain of the Company's swimwear products are manufactured on a contract basis by companies owned by certain officers of the Robby Len Division. See Note 9 to the Consolidated Financial Statements for further information.

    The Company leases a warehouse and production facility from an affiliate. Rental amounts paid by the Company to this affiliate were approximately $402,000, $227,000 and $214,000 for the years ended July 31, 1997, 1996 and 1995, respectively.

    In July 1997, the Company's working capital loan agreement was amended. The amended agreement is partially secured by loan guarantees in the aggregate amount of $5,800,000 provided by a corporate affiliate and a member of the family holding majority ownership of the Company.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

    (a)  Financial Statements and Financial Statement Schedules

         See the accompanying Financial Statements and Financial
         Statement Schedules filed herewith.

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K for the fiscal year ended July 31, 1997.

    (c)  Exhibits

         See the accompanying Exhibit Index.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            APPAREL AMERICA, INC.

Date: November 10, 1997                     By: Burton I. Koffman
                                                ---------------------------
                                                Burton I. Koffman
                                                Chairman of the Board
                                                and Chief Executive Officer

                                            By: Frederick M. D'Amato
                                                ---------------------------
                                                Frederick M. D'Amato
                                                Vice President-Finance

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                                                   DATE

Burton I. Koffman               Chairman of the Board         November 10, 1997
-------------------------
Burton I. Koffman


Richard E. Koffman              Vice Chairman of the          November 10, 1997
-------------------------       Board, Executive Vice
Richard E. Koffman              President and Secretary


Jeffrey P. Koffman              Director and                  November 10, 1997
-------------------------       President of the Company
Jeffrey P. Koffman

Arthur G. Cohen                 Director                      November 10, 1997
-------------------------
Arthur G. Cohen

Eric T. Weitz                   Director and Executive Vice   November 10, 1997
-------------------------       President of the Company
Eric T. Weitz

                        APPAREL AMERICA, INC.













                                                     FINANCIAL STATEMENTS
                                 Years Ended July 31, 1997, 1996 and 1995

                                                           Apparel America, Inc.
                                                                  and Subsidiary




================================================================================

                                               Consolidated Financial Statements
                                        Years Ended July 31, 1997, 1996 and 1995

                                                           Apparel America, Inc.
                                                                  and Subsidiary


                                  Index of Consolidated Financial Statements and
                                                    Financial Statement Schedule

================================================================================

The following consolidated financial statements of
   Apparel America, Inc. and Subsidiary are included
   in Item 8:
     Report of independent certified public accountants                      F-3
     Balance sheets as of July 31, 1997 and 1996                       F-4 - F-5
     Statements of operations for the years ended July 31,
       1997, 1996 and 1995                                                   F-6
     Statements of stockholders' deficit for the years
       ended July 31, 1997, 1996 and 1995                                    F-7
     Statements of cash flows for the years ended July 31,
       1997, 1996 and 1995                                                   F-8
     Notes to consolidated financial statements                       F-9 - F-25

The following schedule of Apparel America, Inc. and
   Subsidiary is included in Item 14(d):
     Report of independent certified public accountants                      S-1
     Schedule II Valuation and qualifying accounts                           S-2

Report of Independent Certified Public Accountants


Apparel America, Inc.
New Haven, Connecticut

We have audited the accompanying consolidated balance sheets of Apparel America, Inc. and subsidiary (the "Company") as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apparel America, Inc. and subsidiary at July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a significant loss in fiscal 1997 and, at July 31, 1997, had deficiencies in working capital and equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BDO Seidman, LLP



New York, New York

September 23, 1997

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets
                                 (in thousands, except share and per share data)

================================================================================

July 31,                                                      1997       1996
--------------------------------------------------------------------------------

Assets
Current:
   Cash and cash equivalents                                $    238   $     41
   Accounts receivable, net of allowance for doubtful
     accounts of $675 and $584, respectively                     355      4,187
   Due from factor, net of allowance for doubtful
     accounts of $225 and $-0-, respectively                   5,198         --
   Inventories                                                 8,365      7,730
   Due from affiliates                                            64        185
   Prepaid expenses and other current assets                     655        477
--------------------------------------------------------------------------------

         Total current assets                                 14,875     12,620
--------------------------------------------------------------------------------

Property, plant and equipment, at cost:
   Machinery and equipment                                     5,468      4,765
   Leasehold improvements                                      2,773      2,549
--------------------------------------------------------------------------------
                                                               8,241      7,314

   Less:  Accumulated depreciation and amortization           (6,214)    (5,613)
--------------------------------------------------------------------------------

                                                               2,027      1,701
--------------------------------------------------------------------------------

Intangibles and other assets:
   Trademarks, net of accumulated amortization
     of $227 and $113                                          1,473      1,587
   Cost in excess of net assets acquired, less
     accumulated amortization of $1,357 and $1,196             4,328      4,488
   Other assets                                                   19         12
--------------------------------------------------------------------------------

                                                               5,820      6,087
--------------------------------------------------------------------------------

                                                            $ 22,722   $ 20,408
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets
                                 (in thousands, except share and per share data)
================================================================================

July 31,                                                      1997       1996
--------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit
Current:
   Current portion of long-term debt                        $    355   $  1,649
   Current portion of accrued purchase price - trademark         464        162
   Current portion of deferred interest                          330        452
   Current portion of subordinated note payable                   --        100
   Loan payable - revolver (factor)                           12,204      5,488
   Accounts payable                                            3,847      2,062
   Accrued expenses                                            1,860        926
   Accrued compensation                                          201        554
--------------------------------------------------------------------------------
           Total current liabilities                          19,261     11,393
Long-term debt, less current portion                           6,460      5,032
Accrued purchase price - trademark                               586      1,038
Deferred interest - long-term portion                            400        730
Dividends payable                                              1,969      1,654
Subordinated note payable                                        550        450
--------------------------------------------------------------------------------
           Total liabilities                                  29,226     20,297
--------------------------------------------------------------------------------
$9 cumulative redeemable preferred stock, net of
   discount of $8 and $50                                      3,492      3,450
--------------------------------------------------------------------------------
$8.50 cumulative redeemable preferred stock                    1,118      1,118
--------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' deficit:
   Common stock, $.05 par value - shares authorized
     30,000,000; issued 19,783,312                               989        989
   Additional paid-in capital                                 64,071     64,071
   Deficit                                                   (48,213)   (41,556)
   Less:
     Treasury stock, at cost - 20,665 shares                    (129)      (129)
     Acquisition costs in excess of historical basis
       of net assets acquired from affiliates                (27,832)   (27,832)
--------------------------------------------------------------------------------
           Total stockholders' deficit                       (11,114)    (4,457)
--------------------------------------------------------------------------------
                                                            $ 22,722   $ 20,408
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                           Consolidated Statements of Operations
                                 (in thousands, except share and per share data)

==========================================================================================

Year ended July 31,                                   1997          1996         1995
------------------------------------------------------------------------------------------
Net sales                                         $     47,743   $    49,876   $    38,964
Cost of goods sold                                      40,335        39,192        28,223
------------------------------------------------------------------------------------------
       Gross profit                                      7,408        10,684        10,741
------------------------------------------------------------------------------------------
Operating expenses:
   Selling, design and promotion                         4,528         4,659         3,107
   Shipping and warehousing                              2,119         1,684         1,065
   General and administrative                            4,707         3,699         3,720
   Restructuring and other special charges                 750            --            --
------------------------------------------------------------------------------------------
       Total operating expenses                         12,104        10,042         7,892
------------------------------------------------------------------------------------------
       Operating income (loss)                          (4,696)          642         2,849
------------------------------------------------------------------------------------------
Nonoperating charges (income):
   Interest and financing costs                          1,514         1,265           779
   Litigation settlement                                    --            --           412
   Other income                                            (42)         (236)          (33)
------------------------------------------------------------------------------------------
                                                         1,472         1,029         1,158
------------------------------------------------------------------------------------------
       Income (loss) before provision for income
         taxes and extraordinary income                 (6,168)         (387)        1,691
Provision for income taxes                                  36            20            20
------------------------------------------------------------------------------------------
       Income (loss) before extraordinary income        (6,204)         (407)        1,671
Extraordinary income:
   Gain on debt restructuring                               --           550            --
------------------------------------------------------------------------------------------
Net income (loss)                                       (6,204)          143         1,671
Preferred stock dividends and accretion of
   redeemable preferred stock                              453           504           718
------------------------------------------------------------------------------------------
Net income (loss) applicable to common            $     (6,657)  $      (361)  $       953
   stockholders
==========================================================================================
Income (loss) per common share:
   Income (loss) before extraordinary income      $       (.34)  $      (.12)  $       .13
   Extraordinary income                                     --           .07            --
------------------------------------------------------------------------------------------
Net income (loss)                                 $       (.34)  $      (.05)  $       .13
==========================================================================================
Weighted average number of common shares
   outstanding                                      19,762,645     7,739,489     7,389,552
==========================================================================================

                    See accompanying notes to consolidated financial statements.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                Consolidated Statements of Stockholders' Deficit
                                 (in thousands, except share and per share data)

====================================================================================================================

Years ended July 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------------------------------------------

                                                  Preferred stock                       Common stock
                                             ------------------------   -------------------------------------------
                                                      Issued                     Issued              In treasury
                                             ------------------------   ----------------------    -----------------
                                               Shares       Amount         Shares      Amount     Shares     Amount
--------------------------------------------------------------------------------------------------------------------
Balance, August 1, 1994                        404,847   $     40,484      7,410,213  $    371    20,665    $  (129)
Net income                                          --             --             --        --        --         --
Fractional shares                                   --             --             10        --        --         --
Exchange of redeemable preferred stock              --             --             --        --        --         --
Dividends on cumulative redeemable
   preferred stock                                  --             --             --        --        --         --
Accretion on cumulative redeemable
   preferred stock                                  --             --             --        --        --         --
--------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1995                         404,847         40,484      7,410,223       371    20,665       (129)
Net income                                          --             --             --        --        --         --
Fractional shares                                   --             --              5        --        --         --
Exchange of preferred stock                   (404,847)       (40,484)     8,096,940       405        --         --
Dividends on cumulative redeemable
   preferred stock                                  --             --             --        --        --         --
Accretion on cumulative redeemable
   preferred stock                                  --             --             --        --        --         --
Issuance of common stock                            --             --        400,000        20        --         --
Exercise of common stock purchase
   warrants                                         --             --      3,876,140       193        --         --
--------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1996                              --             --     19,783,308       989    20,665       (129)
Net loss                                            --             --             --        --        --         --
Fractional shares                                   --             --              4        --        --         --
Dividends on cumulative redeemable
   preferred stock                                  --             --             --        --        --         --
Accretion on cumulative redeemable
   preferred stock                                  --             --             --        --        --         --
--------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1997                              --     19,783,312   $        989  $ 20,665        --    $  (129)
====================================================================================================================

=======================================================================================================

Years ended July 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------------------------------
                                                                             Acquisition
                                                                           costs in excess
                                                                            of historical
                                                                            basis of net
                                                Additional                 assets acquired       Total
                                             paid-in capital  Deficit      from affiliates      deficit
-------------------------------------------------------------------------------------------------------
Balance, August 1, 1994                        $ 21,706     $ (42,148)      $ (27,832)      $   (7,548)
Net income                                           --         1,671              --            1,671
Fractional shares                                    --            --              --               --
Exchange of redeemable preferred stock            2,097            --              --            2,097
Dividends on cumulative redeemable
   preferred stock                                   --          (521)             --             (521)
Accretion on cumulative redeemable
   preferred stock                                   --          (197)             --             (197)
-------------------------------------------------------------------------------------------------------
Balance, July 31, 1995                           23,803       (41,195)        (27,832)          (4,498)
Net income                                           --           143              --              143
Fractional shares                                    --            --              --               --
Exchange of preferred stock                      40,079            --              --               --
Dividends on cumulative redeemable
   preferred stock                                   --          (426)             --             (426)
Accretion on cumulative redeemable
   preferred stock                                   --           (78)             --              (78)
Issuance of common stock                             (5)           --              --               15
Exercise of common stock purchase
   warrants                                         194            --              --              387
-------------------------------------------------------------------------------------------------------
Balance, July 31, 1996                           64,071       (41,556)        (27,832)          (4,457)
Net loss                                             --        (6,204)             --           (6,204)
Fractional shares                                    --            --              --               --
Dividends on cumulative redeemable
   preferred stock                                   --          (410)             --             (410)
Accretion on cumulative redeemable
   preferred stock                                   --           (43)             --              (43)
-------------------------------------------------------------------------------------------------------
Balance, July 31, 1997                         $ 64,071     $ (48,213)      $ (27,832)      $  (11,114)
=======================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows
                                                                  (in thousands)
================================================================================

Year ended July 31,                                   1997      1996     1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                $(6,204)  $   143   $ 1,671
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Extraordinary gain on debt restructuring          --      (550)       --
       Amortization of deferred interest               (452)     (573)     (685)
       Depreciation and amortization                    601       490       372
       Other amortization                               288       290       160
       Litigation settlement                             --        --       412
       Decrease (increase) in:
         Accounts receivable                          4,187    (4,151)      (14)
         Inventories                                   (635)   (2,213)   (2,536)
         Due from affiliates                            121        71        54
         Prepaid expenses and other current assets     (533)     (169)      (14)
         Other assets                                    (7)       (2)        2
         Net assets of discontinued operations           --        --       334
       Increase (decrease) in:
         Accounts payable and accrued expenses        2,366       647       692
         Due to affiliates                               --      (395)       78
--------------------------------------------------------------------------------
           Net cash provided by (used in) operating
             activities                                (268)   (6,412)      526
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of property, plant and equipment          (927)     (574)     (780)
   Purchase of trademark                                 --      (500)       --
--------------------------------------------------------------------------------
           Net cash used in investing activities       (927)   (1,074)     (780)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from revolving debt                       6,716     5,488        --
   (Payment of) proceeds from equipment loans          (197)      166        --
   Proceeds from the issuance of common stock            --       402        --
   Payments on subordinated debt                         --       (50)       --
   Preferred stock dividends and redemption             (95)     (158)       --
   Due from factor                                   (5,198)    2,675     1,940
   Proceeds from long-term debt                         649        --        --
   Payments of long-term debt                          (383)     (925)   (1,452)
   Payment for the exchange of preferred stock           --        --       (85)
   Litigation settlement payments                      (100)     (100)     (200)
--------------------------------------------------------------------------------
           Net cash provided by financing activities  1,392     7,498       203
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    197        12       (51)
Cash and cash equivalents, beginning of year             41        29        80
================================================================================
Cash and cash equivalents, end of year              $   238   $    41   $    29
================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                       $ 1,394   $ 2,199   $ 2,001
     Income taxes                                        --        72        12
Supplemental disclosures of noncash investing and
   financing activities:
     Unpaid dividends                                   315       315       521
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

1.    Significant              Business
      Accounting Policies

                               The operations of Apparel America, Inc. and subsidiary (the "Company") consist of the design, manufacture and distribution of apparel, primarily women's swimwear. The Company's products are substantially manufactured and distributed within the United States. In fiscal 1997, the Company opened a manufacturing facility in Mexico. Through July 31, 1997, assets and operations of this facility are immaterial.

                               Basis of Presentation

                               The accompanying consolidated financial
                               statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced a significant loss for the year ended July 31, 1997, and had negative working capital of approximately $4,400,000 and a capital deficit of $11,100,000 as of July 31, 1997.

                               Management cannot be assured that the Company will be able to continue as a going concern in view of its weakened financial condition. The Company's continued existence is dependent upon its ability to maintain compliance with the loan covenants in the future (or obtain adequate waivers), additional debt financings, and improving operating results by increasing sales initiatives, reducing overhead expenses and decreasing manufacturing costs. There can be no assurance as to the success of these efforts.

                               The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               Principles of Consolidation

                               The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

                               Inventories

                               Inventories are valued at the lower of cost
                               (first-in, first-out) or market.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

                               Property, Plant and Equipment

                               Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Leasehold improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

                               Cash Equivalents

                               Cash equivalents consist of certain highly liquid investments with an original maturity of less than three months. The Company has substantially all of its cash and cash equivalents in one financial institution.

                               Costs in Excess of Net Assets Acquired

                               Costs in excess of net assets acquired are being amortized by the straight-line method over 40 years. Amortization expense amounted to approximately $160,000 for all of the years presented. The Company periodically reevaluates the carrying amount of the costs in excess of net assets acquired. Based on the Company's projections, and the estimated undiscounted future operating profits and cash flows, the Company expects to recover the remaining amount of the costs in excess of net assets acquired over the remaining estimated useful life of the asset.

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

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

                               Trademarks

                               Trademarks are amortized on the straight-line method over their estimated useful lives (15 years). Amortization expense amounted to approximately $113,000 per year for the years ended July 31, 1997 and 1996.

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

                               Income Taxes

                               Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets have been fully reduced by a valuation allowance since realization is uncertain.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

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

                               Fair Value of Financial Instruments

                               The carrying amounts of cash and cash
                               equivalents, accounts receivable, accounts payable, accrued compensation and other expenses approximate fair value because of the short maturity of these items. The carrying amounts of the revolving loan and certain long-term debt approximate fair value because the underlying instruments are at terms which reflect prevailing market conditions. It was not practical to determine the fair value of the term loans, see
                               Note 4(a).

                               Long-Lived Assets

                               Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets will be written down to their fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", which was adopted on August 1, 1996. The adoption of SFAS 121 had no effect on the financial statements.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

                               Stock-Based Compensation

                               The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS 123, "Accounting for Stock-Based Compensation."

                               Recent Accounting Standards

                               In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the financial statements.

                               In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

                               SFAS No. 130 ("SFAS 130"), "Reporting
                               Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

                               SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                               Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

                               Reclassifications

                               Certain amounts in 1996 were reclassified to conform to those used in 1997.

2.    Acquisition              On August 7, 1995, the Company acquired from
                               Milady Brassiere & Corset Co., Inc. ("Milady") the tradenames Roxanne, Harbour Casual and Coco
                               Reef. The purchase price for the tradenames is to be determined based on a percentage of net sales of goods bearing the tradenames Roxanne and Harbour Casual over the next seven years, with a minimum guaranteed purchase price of $1,700,000
                               (which was recorded in fiscal 1996). The Company paid $500,000 of the purchase price at the closing, with the balance payable over 7 years based on a percentage (ranging from 3% to 5%) of net sales, as defined. Any payments in excess of the $1,700,000 will be charged to the trademark account. Through July 31, 1997, another $150,000 has been paid. The Company also purchased approximately $500,000 of inventory bearing the purchased tradenames as well as assumed matching customer purchase orders against this inventory.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

3.    Inventories              Inventories consist of the following:


July 31,                                                  1997           1996
--------------------------------------------------------------------------------
                                                         (in thousands)
Raw materials                                           $3,036        $ 4,058
Work-in-process                                          1,219          1,226
Finished goods                                           4,110          2,446
--------------------------------------------------------------------------------
                                                        $8,365        $ 7,730
================================================================================

4.    Long-term Debt                Long-term debt consists of the following:
      and Credit
      Arrangements
                                    July 31,              1997           1996
--------------------------------------------------------------------------------
                                                         (in thousands)
Term loan payable (a)                                   $6,060        $ 6,210
Litigation settlement (b)                                   60            147
Other (including $651 and $84 due to
   related parties)                                        695            324
--------------------------------------------------------------------------------
                                                         6,815          6,681
Less:  Current portion                                    (355)        (1,649)
--------------------------------------------------------------------------------
                                                        $6,460        $ 5,032
================================================================================

                   The future minimum payments of long-term debt are as follows:

                   July 31,
--------------------------------------------------------------------------------
                                                          (in thousands)
                   1998                                                $  355
                   1999                                                 1,509
                   2000                                                 3,477
                   2001                                                 1,459
                   2002                                                    15
--------------------------------------------------------------------------------
                                                                        6,815
                  Interest through maturity                               730
--------------------------------------------------------------------------------
                                                                       $7,545
================================================================================

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

                        (a)    Term Loan

                               In fiscal 1994, the Company negotiated two significant amendments to its term loan agreement. The first amendment, dated December 15, 1993, modified the payment terms and interest rates of the term loans and reduced the outstanding principal amount of the debt (payable to a related party, see below), upon the issuance of 20,000 shares of its $12 Preferred Series E Stock (the "Series E Preferred Stock"). The second amendment, dated July 31, 1994, extended the maturity dates of the loans, modified the payment terms and interest rates and reduced the outstanding principal amount of the debt by a total of $4,755,000, resulting in an extraordinary gain of approximately $4,165,000 for the year ended July 31, 1994.

                               The interest on the debt, which offset the gain recognized upon restructuring (in compliance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings"), was deferred and is being recognized as a reduction of interest expense through the maturity of the debt. The remaining balance of deferred interest at July 31, 1997 and 1996 was $730,000 and
                               $1,182,000, respectively.

                               The Company negotiated three additional
                               amendments dated October 15, 1996 and June 1 and September 1, 1997. The amendments modified payment terms, interest rates and terms of the loan covenants.

                               The outstanding balance of the term loans is approximately $6,060,000 and $6,210,000 at July 31, 1997 and 1996, respectively. The loans are repayable in varying amounts through fiscal 2001. Interest, which is payable monthly, accrued at the rate of 1.5% above the one-year LIBOR (5.9% at July 31, 1997 and 1996) for loans totaling approximately $3,887,000 and $3,974,000 at July 31, 1997 and 1996, respectively, and accrued at the rate of 1.5% above the prime rate (8.50% and 8.25% at July 31, 1997 and 1996, respectively) for the balance of the debt (approximately $2,173,000 and $2,236,000 at July 31, 1997 and
                               1996, respectively).

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

                               The term loan agreement contains various covenants, including requirements relating to the maintenance of certain specified ratios and levels of income, as defined, and limitations on
                               (i) the creation of new debt, (ii) the
                               amortization of the subordinated debt (Note 5) and the redemption of the cumulative preferred stock (Note 6), (iii) the level of capital expenditures, and (iv) dividends and other restricted payments, as defined. At July 31, 1997 and during the year then ended, the Company was in violation of various financial covenants which were waived by the lenders. The covenants were modified for future years.


                               The term loans are subject to certain mandatory repayment provisions using proceeds received from
                               (i) the sale of capital stock, (ii) the
                               collection of certain receivables from related parties, (iii) the sale of collateral, and (iv) excess cash flow as defined in the agreement.

                        (b)    Litigation Settlement

                               In December 1994, the Company entered into an agreement to pay $460,000 to a former executive in settlement of certain litigation. According to the terms of the agreement, an initial payment of $150,000 was made in December 1994, with the balance payable in five semi-annual installments of $50,000 commencing June 30, 1995 and a final payment of $60,000 on December 31, 1997. The settlement has been discounted at an annual effective interest rate of 9% to reflect its present value at July 31, 1997.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

                        (c)    Revolving Line of Credit/Factor Agreement

                               In September 1995, the factor agreement entered into during fiscal 1993 was replaced with a credit agreement that provides a $15,000,000 revolving line of credit for advances of up to 85% of eligible receivables and 50% of eligible inventories, subject to allowances for specified seasonal overadvances. Borrowings under the revolving line of credit bear interest at either 1% above the higher of Federal Funds Rate plus 1/2% or the prime rate (the "Alternative Base Rate") or 2-1/2% above the applicable LIBOR reserve rate, at the Company's option, and are secured by the Company's accounts receivable and inventories. In January 1996, the maximum loan amount under the revolving credit facility was increased from $15,000,000 to $23,000,000.

                               In July 1997, the credit agreement was amended whereby the Company now factors substantially all accounts receivable, with recourse, with the same lender. The Company pays a commission rate of .45% of the gross amount of each invoice evidencing a receivable. All collections by the lender will reduce the outstanding principal balance of the revolving line of credit. The agreement also specifies annual minimum volume levels, as defined. The term of the credit agreement has been extended to August 31, 1999 and certain existing covenants including levels of working capital, net worth and net income have been modified. At July 31, 1997 and for the year then ended, the Company was in violation of certain financial covenants which were waived by the lender. The covenants were modified for future years.

                               The agreement calls for affiliate corporate guarantees as well as certain shareholder guarantees in the amount of $5,800,000 consisting of cash and other collateral.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

5.    Subordinated Note        In May 1989, the Company issued to a related
      Payable                  party a $1,000,000 subordinated promissory note
                               which bears interest at the rate of 9% per annum, payable semi-annually, with an original maturity of December 31, 1993. In connection with an amendment to the credit agreement, in December
                               1993, the holder of this note agreed to (i) forgive accrued and unpaid interest through December 15, 1993, in the amount of $266,250,
                               (ii) extend the maturity date of the note to June
                               1998, and (iii) reduce the interest rate to 8%.

                               In November 1995, the Company entered into an agreement for the exchange of the $1,000,000 subordinated note dated May 1989 plus accrued and unpaid interest of $150,000 for an amended and restated subordinated note in the aggregate principal amount of $600,000. As a result of this exchange, a gain of $550,000 was recognized and recorded as extraordinary income in the year ended July 31, 1996. In February 1996, a principal payment of $50,000 was made on the amended note. The balance of the amended note is payable $50,000 in June 1996 and 1997 to the extent of "excess cash flow" (as defined), with the remaining balance due on June 30, 1998. During fiscal 1997, the Company did not have excess cash flow and, under the terms of the agreement, deferred payment of the $50,000. Interest accrues on the unpaid principal balance of the amended note at a rate of 8-1/2% and is payable on a quarterly basis. Additional interest accrues at the rate of 4% on the unpaid principal balance and was payable on June 30, 1998. The maturity date was extended to June 30, 2000.

                               The subordinated promissory note is subject to certain restricted payment covenants and is subordinate to payment in full of all senior debt.

6.    Cumulative               The Company's $9 Cumulative Preferred Series B
      Redeemable               Stock ("Series B Preferred Stock") has a
      Preferred Stocks         redemption value of $100 per share and is subject
                               to mandatory semi-annual redemption requirements which commenced on June 30, 1995, with a final redemption on December 31, 1997. Such redemptions are not permitted according to the terms of the Company's loan agreement until payment in full of the senior debt. The shares were issued at a discount which is being amortized over the redemption period. 35,000 shares were outstanding as of July 31, 1997 and 1996.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

                               The Series B Preferred Stock is nonvoting and contains certain restrictions on the payment of dividends on the Common Stock or the acquisition of Common Stock by the Company.

                               In fiscal 1995, the Company entered into agreements providing for the exchange of 25,000 shares of the Series B Preferred Stock and accrued dividends thereon for 11,650 shares of the Company's $8.50 Cumulative Preferred Series H Stock ("Series H Preferred Stock") plus consideration of $85,000. The Series H Preferred Stock has a redemption value of $100 per share and is subject to mandatory redemption requirements commencing on May 1, 1996, with a final redemption on May 1, 2002. Redemptions for 1997 and 1996 were waived by the holder. 11,185 shares were outstanding as of July 31, 1997 and 1996.

                               The excess of the carrying value of the exchanged Series B Preferred Stock and accrued dividends thereon over the redemption value of the Series H Preferred Stock and consideration paid was recorded as a capital contribution of approximately $2,097,000 in fiscal 1995.

7.    Stockholders' Deficit    The Series E Preferred Stock, with a stated value
                               $100 per share, is nonvoting and may be redeemed, subject to certain conditions, at the Company's option at anytime. The Series E Preferred Stock ranks senior to common shares as to dividends and liquidation preference.

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

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

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

                               Effective July 31, 1994, the Company suspended the Plan and ceased contributions. In fiscal 1996, the Company terminated the Plan by settling the vested benefit portion of the projected benefit obligation through the purchase of nonparticipating annuity contracts or lump-sum payments to participants. The Company recognized a net settlement gain of approximately $220,000 and a curtailment gain of approximately $340,000 in fiscal 1996 and 1994, respectively.

                               Effective October 1, 1994, the Company adopted a tax qualified 401(k) plan. Participants may contribute up to 15% of their salary. For fiscal 1997 and 1996, the Company matched 40% of the participant's contribution up to a maximum of 6% of each participant's salary. The expense related to the 401(k) plan was approximately $20,000 and $77,000 for the years ended July 31, 1997 and 1996, respectively.

                               The Company also contributes to noncontributory, multi-employer retirement and health plans for its union employees. The Company's contributions to the plans were approximately $854,000, $968,000 and $1,029,000 for the years ended July 31, 1997, 1996 and 1995, respectively.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

9.    Related Party            Certain of the Company's swimwear products are
      Transactions             manufactured on a contract basis by companies
                               owned by certain officers of the Company. Amounts paid to such contractors approximated $3,616,000, $3,965,000 and $2,888,000 for the years ended
                               July 31, 1997, 1996 and 1995, respectively.

                               Rent expense includes payments to an affiliate of approximately $402,000, $227,000 and $214,000 for the years ended July 31, 1997, 1996 and 1995, respectively.

10.   Income Taxes             Deferred income taxes reflect the impact of
                               temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These temporary differences are determined in accordance with SFAS 109. Deferred tax assets are comprised of the following:

                               July 31,                       1997         1996
                               -------------------------------------------------
                                                   (in thousands)
                               Inventory (Section 263A)   $     58     $     44
                               Accumulated depreciation        465          356
                               Receivable reserve              615          211
                               Other accruals                   23           23
                               Net operating loss           19,000       17,356
                               -------------------------------------------------
                               Gross deferred tax assets    20,161       17,990
                               Valuation allowance         (20,161)     (17,990)
                               -------------------------------------------------
                               Net deferred tax asset     $      -     $      -
                               -------------------------------------------------

                               The current provision for income taxes consists of state income taxes. For the years ended July 31, 1997, 1996 and 1995, Federal income taxes have not been provided for because of net operating losses.

                               At July 31, 1997, the Company has the ability to offset future taxable income aggregating approximately $47,000,000 with tax loss carryforwards which expire at various times from 2000 to 2012.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

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

                               Future minimum lease payments, including rent payable to an affiliate under noncancellable operating leases as of July 31, 1997 are as follows:

                               -------------------------------------------------
                                                                 (in thousands)
                               1998                                     $  986
                               1999                                        965
                               2000                                        865
                               2001                                        402
                               2002                                        134
                               -------------------------------------------------
                                      Total                             $3,352
                               =================================================

                               Rent expense amounted to approximately $985,000, $839,000 and $645,000 for the years ended July 31, 1997, 1996 and 1995, respectively (see Note
                               9).

12.   Incentive                The Company has a management incentive
      Compensation Plans       compensation plan for certain key executives and
      and Employment           employees. The incentive compensation is based
      Arrangements             upon percentages of adjusted pre-tax earnings, as
                               defined, of one of the Company's divisions. For the years ended July 31, 1997, 1996 and 1995, such compensation amounted to approximately $-0-, $155,000 and $364,000, respectively.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

13.   Restructuring and        In connection with the financial difficulties
      Other Special            incurred by the Company in fiscal 1997, various
      Charges                  restructuring and other special charges were
                               recorded and accrued as of July 31, 1997. These charges consisted of the following:

                               -------------------------------------------------
                               Financial consultant fees                $250,000

                               Severance pay for terminated employees    182,600

                               Professional and bank fees                175,000

                               Other                                     142,400
                               -------------------------------------------------
                                                                        $750,000
                               =================================================

14.   Fourth Quarter           In the fourth quarter of fiscal 1997, the Company
      Adjustments              recorded certain material charges; including (i)
                               restructuring and other special charges of $750,000; (ii) inventory reserves and write-downs of $480,000; and (iii) receivable reserves of $125,000. These charges totaled $1,355,000, or $.07 per share.

15.   Commitments,             (a)  The Company is a party to certain litigation
      Contingencies and             incurred in the normal course of business.
      Other Comments                While any litigation has an element of
                                    uncertainty, the litigation pending against the Company either (i) seeks immaterial damage amounts, or (ii) in the opinion of management and the Company's outside legal counsel, will be resolved in a manner that should not have a material adverse effect on the Company's financial statements.

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

                               (b)  Financial instruments which potentially
                                    expose the Company to concentrations of
                                    credit risk, as defined by Statement of
                                    Financial Accounting Standards No. 105,
                                    consist primarily of trade accounts
                                    receivable. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the apparel retail business. Sales to three major customers (with sales in excess of 10% of total sales) approximated, on an individual basis, 14%, 13% and 12% for the year ended July 31, 1997. These same three customers were also the major customers for 1996. On an individual basis, they accounted for 14%, 12% and 11% for the year ended July 31, 1996. Sales to one major customer, who was also a major customer in 1997 and 1996, approximated 13% for the year ended July 31, 1995.

Report of Independent Certified Public Accountants


Apparel America, Inc.
New Haven, Connecticut

The audits referred to in our report dated September 23, 1997 (which included an explanatory paragraph regarding the Company's ability to continue as a going concern), relating to the consolidated financial statements of Apparel America, Inc. and subsidiary which is included in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP



New York, New York

September 23, 1997

                                                           Apparel America, Inc.
                                                                  and Subsidiary

                                               Valuation and Qualifying Accounts
                                                          (thousands of dollars)
                                                                     Schedule II

              Column A                         Column B              Column C                           Column D
--------------------------------------       ------------   ---------------------------   ----------------------------------
                                                                     Additions                         Deductions
                                                            ---------------------------   ----------------------------------
                                                                                          Uncollectible
                                             Balance at     Charged to                         accounts      Transferred to
                                              beginning      costs and     Charged to        written off,      net balance
            Description                       of period       expenses   other accounts   net of recoveries  due from factor
-----------------------------------------------------------------------------------------------------------------------------
Year ended July 31, 1997:
   Reserves and allowances deducted from
     asset accounts:
       Allowance for uncollectible
         accounts:
           Accounts receivable                     $584           $461           $    -            $370          $   -
           Due from factor                            -            225                -               -              -
-----------------------------------------------------------------------------------------------------------------------------
                                                   $584           $686           $    -            $370          $   -
-----------------------------------------------------------------------------------------------------------------------------
Year ended July 31, 1996:
   Reserves and allowances deducted from
     asset accounts:
       Allowance for uncollectible
         accounts:
           Accounts receivable                     $302           $298           $ 124             $140          $   -
           Due from factor                          124              -            (124)               -              -
-----------------------------------------------------------------------------------------------------------------------------
                                                   $426           $298           $   -             $140          $   -
-----------------------------------------------------------------------------------------------------------------------------
Year ended July 31, 1995:
   Reserves and allowances deducted from
     asset accounts:
       Allowance for uncollectible
         accounts:
           Accounts receivable                     $147           $195           $   -            $ 40           $  -
           Due from factor                           50              -               -             (74)             -
-----------------------------------------------------------------------------------------------------------------------------
                                                   $197           $195           $   -            $(34)          $  -
-----------------------------------------------------------------------------------------------------------------------------


              Column A                            Column E
--------------------------------------          ------------



                                                 Balance at
                                                   end of
            Description                            period
-----------------------------------------------------------
Year ended July 31, 1997:
   Reserves and allowances deducted from
     asset accounts:
       Allowance for uncollectible
         accounts:
           Accounts receivable                      $675
           Due from factor                           225
-----------------------------------------------------------
                                                    $900
-----------------------------------------------------------
Year ended July 31, 1996:
   Reserves and allowances deducted from
     asset accounts:
       Allowance for uncollectible
         accounts:
           Accounts receivable                      $584
           Due from factor                             -
-----------------------------------------------------------
                                                    $584
-----------------------------------------------------------
Year ended July 31, 1995:
   Reserves and allowances deducted from
     asset accounts:
       Allowance for uncollectible
         accounts:
           Accounts receivable                      $302
           Due from factor                           124
-----------------------------------------------------------
                                                    $426
-----------------------------------------------------------

                                  EXHIBIT INDEX

Number        Description
------        -----------

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

4. Specimen Certificate of $12 Cumulative Preferred Stock of Apparel America, Inc. (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989 and incorporated herein by reference.)

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

4.20 Certificate of Designation, Rights and Preferences of $10 Preferred Series G Stock of Apparel America, Inc. (Previously filed)

4.21 Specimen Certificate of $10 Preferred Series G Stock of Apparel America, Inc. (Previously filed)

4.22 Certificate of Designation, Rights and Preferences of $8.50 Cumulative Preferred Series H Stock of Apparel America, Inc. (previously filed)

4.23 Specimen Certificate of $8.50 Cumulative Preferred Series H Stock of Apparel America, Inc. (previously filed)

4.24 Form of Amended and Restated Subordinated Note dated November 1, 1995 by Apparel America, Inc. (previously filed)

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

10.30 Fifth Amended and Restated Credit Agreement dated as of July 31, 1994 among Apparel America, Inc., Connecticut Development Authority, Binghamton Savings Bank, A.I. Associates, Inc. and Binghamton Savings Bank, as Agent. (previously filed)

10.31 First Amendment dated January 12, 1996 to the Fifth Amended and Restated Credit Agreement dated as of July 31, 1994 among Apparel America, Inc., Connecticut Development Authority, Binghamton Savings Bank, A.I. Associates, Inc. and Binghamton Savings Bank, as Agent. (previously filed)

10.32 Second Amendment dated June 1, 1996 to the Fifth Amended and Restated Credit Agreement dated as of July 31, 1994 among Apparel America, Inc., Connecticut Development Authority, Binghamton Savings Bank, A.I. Associates, Inc. and Binghamton Savings Bank, as Agent. (previously filed)

10.33 Third Amendment dated October 15, 1996 to the Fifth Amended and Restated Credit Agreement dated as of July 31, 1994 among Apparel America, Inc., Connecticut Development Authority, Binghamton Savings Bank, A.I. Associates, Inc. and Binghamton Savings Bank, as Agent. (previously filed)

10.34 Fourth Amendment dated June 1, 1997 to the Fifth Amended and Restated Credit Agreement dated as of July 31, 1994 among Apparel America, Inc., Connecticut Development Authority, Binghamton Savings Bank, A.I. Associates, Inc. and Binghamton Savings Bank, as Agent. (filed herewith)

10.35 Fifth Amendment dated September 1, 1997 to the Fifth Amended and Restated Credit Agreement dated as of July 31, 1994 among Apparel America, Inc., Connecticut Development Authority, Binghamton Savings Bank, A.I. Associates, Inc. and Binghamton Savings Bank, as Agent. (filed herewith)

22            Subsidiaries of Apparel America, Inc. (previously filed)

28.1 Bankruptcy Court Order dated November 25, 1987 Confirming Joint Plan of Reorganization (filed as Exhibit 28.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1988 and incorporated herein by reference.)