Form 10-Q
period 1997-10-31
APPAREL AMERICA INC
filed 1997-12-15
CIK 4319

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

  /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              October 31, 1997
                                --------------------------------------------
                                          OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                ------------------      ----------------------

                            Commission File Number:  04954


                                APPAREL AMERICA, INC.
                (Exact name of registrant as specified in its charter)

            Delaware                                  13-2648900
-------------------------------------    -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

    1175 State Street
     New Haven, Connecticut                           06511
-------------------------------------     ------------------------------------
(Address of principal executive offices)           (Zip Code)

                                (203) 777-5531
------------------------------------------------------------------------------
                  Registrant's telephone number, including area code

                                Not Applicable
------------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.


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

Common Stock, $.05 par value -- 19,762,649 shares as of December 5, 1997.

                                        INDEX

                                      FORM 10-Q


                         APPAREL AMERICA, INC. AND SUBSIDIARY


Part I.  Financial Information                                  Page No.
------------------------------                                  --------
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
           October 31, 1997 and July 31, 1997                     3 - 4

         Condensed Consolidated Statements of Operations -
           Three Months Ended October 31, 1997 and 1996             5

         Condensed Consolidated Statements of Cash Flows -
           Three Months Ended October 31, 1997 and 1996             6

         Condensed Consolidated Statement of Stockholders'
           Deficit - Three Months Ended October 31, 1997            7

         Notes to Condensed Consolidated Financial Statements -
           October 31, 1997                                      8 - 12

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  13 - 15


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                          16

Signatures                                                         17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

                                                                                            OCTOBER 31,  JULY 31,
                                                                                               1997        1997
                                                                                           ------------  ---------
ASSETS                                                                                      (UNAUDITED)   (NOTE)

CURRENT ASSETS:
  Cash and cash equivalents...............................................................   $     223   $     238
  Accounts receivable--net................................................................         276         355
  Due from factor--net....................................................................       3,583       5,198
  Inventories--Note B.....................................................................      12,223       8,365
  Due from affiliates.....................................................................      --              64
  Prepaid expenses and other current assets...............................................         485         655
                                                                                            -----------  ---------
      TOTAL CURRENT ASSETS................................................................      16,790      14,875


PROPERTY, PLANT AND EQUIPMENT--at cost
  Machinery and equipment.................................................................       5,487       5,468
  Leasehold improvements..................................................................       2,786       2,773
                                                                                            -----------  ---------
                                                                                                 8,273       8,241
  Less accumulated depreciation and amortization..........................................      (6,403)     (6,214)
                                                                                            -----------  ---------
                                                                                                 1,870       2,027
INTANGIBLES AND OTHER ASSETS:
  Trademark, less accumulated amortization of $255 and $227--- Note C.....................       1,445       1,473
  Cost in excess of net assets acquired, less accumulated amortization of $1,397 and
    $1,357................................................................................       4,288       4,328
  Other assets............................................................................          17          19
                                                                                            -----------  ---------
                                                                                                 5,750       5,820
                                                                                            -----------  ---------
                                                                                             $  24,410   $  22,722
                                                                                            -----------  ---------
                                                                                            -----------  ---------



NOTE: The balance sheet at July 31, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)



LIABILITIES AND STOCKHOLDERS' DEFICIT                  OCTOBER 31,    JULY 31,
                                                          1997          1997
                                                      ------------  ----------
                                                       (UNAUDITED)     (NOTE)
CURRENT LIABILITIES:
  Current portion of long-term debt-- Note D...........    $316       $     355
  Current portion of deferred interest--Note D.........     308             330
  Current portion of accrued purchase price
    -trademark--- Note C...............................     330             464
  Loan payable--revolver (factor)-- Note D.............  15,354          12,204
  Accounts payable.....................................   4,774           3,847
  Other current liabilities and accrued
    expenses...........................................   1,854           1,860
  Accrued compensation.................................      57             201
                                                        ----------  -----------
        TOTAL CURRENT LIABILITIES......................  22,993          19,261
LONG-TERM DEBT, LESS CURRENT PORTION--NOTE D...........   6,433           6,460
ACCRUED PURCHASE PRICE-- TRADEMARK--NOTE C.............     545             586
DEFERRED INTEREST--LONG TERM PORTION--NOTE D...........     331             400
DIVIDENDS PAYABLE--NOTE F..............................   2,071           1,969
SUBORDINATED NOTE PAYABLE--NOTE E......................     550             550
                                                        ----------  -----------
                    TOTAL LIABILITIES..................  32,923          29,226
                                                        ----------  -----------
$9 CUMULATIVE REDEEMABLE PREFERRED STOCK--NOTE F.......   3,497           3,492
$8.50 CUMULATIVE REDEEMABLE PREFERRED STOCK--NOTE F....   1,118           1,118
STOCKHOLDERS' DEFICIT
  Common stock, par value $.05 per share;
    authorized 30,000,000 shares; issued
    19,783,310 and 19,783,312..........................     989             989
  Additional paid-in capital...........................  64,071          64,071
  Deficit.............................................. (50,227)        (48,213)
  Less:
    Treasury stock-at cost--20,665 shares..............    (129)           (129)
    Acquisition cost in excess of historical
      basis of net assets acquired from an
      affiliate........................................  (27,832)       (27,832)
                                                         ----------  -----------
                  TOTAL STOCKHOLDERS' DEFICIT..........  (13,128)       (11,114)
                                                         ----------  -----------
                                                         $24,410       $  22,722
                                                         ----------  -----------
                                                         ----------  -----------

NOTE: The balance sheet at July 31, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

    (in thousands, except share and per share data)

                                                                                            THREE MONTHS ENDED
                                                                                               OCTOBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Net sales.............................................................................  $      2,783  $      3,153
Cost of goods sold....................................................................         2,464         2,702
                                                                                        ------------  ------------
  Gross profit........................................................................           319           451
Operating expenses
  Selling, design and promotion.......................................................           557           953
  Shipping and warehousing............................................................           393           400
  General and administrative..........................................................           830           943
                                                                                        ------------  ------------
    Total operating expenses..........................................................         1,780         2,296
                                                                                        ------------  ------------
Operating loss........................................................................        (1,461)       (1,845)
Other non-operating charges:
  Interest and financing costs--net...................................................           436           239
                                                                                        ------------  ------------
                                                                                                 436           239
                                                                                        ------------  ------------
Loss before provision for income taxes................................................        (1,897)       (2,084)
Provision for income taxes............................................................             9             9
                                                                                        ------------  ------------
Net loss..............................................................................        (1,906)       (2,093)
Preferred stock dividends and accretion on redeemable preferred stock.................           108           117
                                                                                        ------------  ------------
Net loss applicable to common stockholders............................................  ($     2,014) ($     2,210)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net loss per common share.............................................................  ($      0.10) ($      0.11)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Average number of common shares outstanding...........................................    19,762,648    19,762,644
                                                                                        ------------  ------------
                                                                                        ------------  ------------

See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                                                                THREE MONTHS ENDED
                                                                                                   OCTOBER 31,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
OPERATING ACTIVITIES:
Net cash used in operating activities........................................................  ($  4,507) ($  5,819)
                                                                                               ---------  ---------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.................................................        (32)      (200)
                                                                                               ---------  ---------
Net cash used in investing activities........................................................        (32)      (200)
                                                                                               ---------  ---------
FINANCING ACTIVITIES:
  Proceeds from revolving debt...............................................................      3,150      5,770
  Increase in long-term debt.................................................................     --            300
  Payment of preferred stock dividends.......................................................     --            (24)
  Payments on long-term debt.................................................................       (241)       (60)
  Decrease in due from factor................................................................      1,615     --
                                                                                               ---------  ---------
Net cash provided by financing activities....................................................      4,524      5,986
DECREASE IN CASH AND CASH EQUIVALENTS........................................................        (15)       (33)
Cash and cash equivalents, at beginning of period............................................        238         41
                                                                                               ---------  ---------
Cash and cash equivalents, at end of period..................................................  $     223  $       8
                                                                                               ---------  ---------
                                                                                               ---------  ---------

See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

    (in thousands, except share data)

                                                            COMMON STOCK         ADDITIONAL                              TOTAL
                                                     --------------------------    PAID-IN                            STOCKHOLDERS'
                                                       ISSUED      IN TREASURY     CAPITAL     DEFICIT    OTHER (1)     DEFICIT
                                                     -----------  -------------  -----------  ----------  ----------  ------------
BALANCE, at August 1, 1997.........................   $     989     ($    129)    $  64,071   ($  48,213) ($  27,832)  ($  11,114)
Net loss for the three months ended October 31,
  1997.............................................                                               (1,906)                  (1,906)
Dividends and accretion on Redeemable Preferred
  Stock............................................                                                 (108)                    (108)
                                                          -----         -----    -----------  ----------  ----------  ------------
Balance, at October 31, 1997.......................   $     989     ($    129)    $  64,071   ($  50,227) ($  27,832)  ($  13,128)
                                                          -----         -----    -----------  ----------  ----------  ------------
                                                          -----         -----    -----------  ----------  ----------  ------------

(1) Represents acquisition costs in excess of historical basis of net assets from affiliates.

See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 1997

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

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows over the last three years and recently completed a restructuring of its term loan and working capital loan (see Note D for additional information). The Company's continued existence is dependent upon its ability to operate profitably, maintain adequate financing and generate sufficient cash flows to meet its obligations and sustain operations.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

The operations of the Company are significantly affected by seasonal influences. The results for the three month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year.

Net income (loss) per common share has been computed, after deducting applicable preferred stock dividend requirements, based upon the weighted average number of common shares and equivalents outstanding during each of the respective periods.

NOTE B--INVENTORIES

The components of inventory consist of the following:

                                       October 31,         July 31,
                                          1997               1997
                                       -----------         ---------
                                               (000's omitted)

         Raw materials                 $  3,584            $   3,036
         Work in process                  2,730                1,219
         Finished goods                   5,909                4,110
                                       ---------          ----------
                                       $ 12,223            $   8,365
                                       ---------          ----------
                                       ---------          ----------

APPAREL AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

October 31, 1997

NOTE C -- ACQUISITION

In August 1995, the Company acquired from Milady Brassiere and Corset Co., ("Milady") the trademarks Roxanne and Harbour Casual and the tradename Coco Reef. The purchase price for the trademarks and tradename is to be determined based on percentage of net sales of goods bearing the Roxanne and Harbour Casual tradenames over the next seven years, with a minimum guaranteed purchase price of $1,700,000. The Company paid Milady a $500,000 advance against such purchase price at the closing and additional $325,000 has been paid through October 31, 1997. The Company is amortizing the trademark on a straight line basis over a period of fifteen years.

NOTE D -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                      October 31,          July 31,
                                         1997                1997
                                     ------------         ----------
                                             (000's omitted)

    Term loan payable (a)            $     6,060          $    6,210
    Litigation settlement (b)                 60                  60
    Other (including $598 and $84
      due to related parties)                629                 695
                                     -----------          ----------
                                     $     6,749          $    6,815
    Less: current portion                   (316)               (355)
                                     -----------          ----------
                                     $     6,433          $    6,460
                                     -----------          ----------
                                     -----------          ----------

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

Accounting for the amended agreement was based on Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the carrying amount of the debt was reduced to the equivalent of the total future cash payments (approximately $8,745,000 of principal and $2,457,000 of estimated future interest), resulting in the recognition of an extraordinary gain of $4,165,000 in the fourth quarter of fiscal year 1994. The estimated future interest is to be amortized against interest expense over the term of the credit agreement. For the three months ended October 31, 1997 and 1996, amortization of deferred interest amounted to $91,000 and $120,000, respectively.

APPAREL AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

October 31, 1997

NOTE D -- LONG TERM DEBT AND CREDIT ARRANGEMENTS - continued

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

(b) Litigation Settlement

In December 1994, the Company entered into an agreement to pay $460,000 to a former executive in settlement of certain litigation. According to the terms of the agreement, payments aggregating $400,000 have been made through October 31, 1997. The remaining unpaid balance of $60,000 is due in December 1997. The unpaid balance has been discounted at an annual effective interest rate of 9% to reflect its present value at October 31, 1997.

(c) Other

Other long-term debt is composed of certain equipment and leasehold improvement loans under which the Company is to make equal principal payments of $14,000 per month and will pay interest monthly at a rate equal to the prime rate plus 2% on the unpaid principal balance.

(d) Revolving Line of Credit/Factor Agreement

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

APPAREL AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

October 31, 1997

NOTE D -- LONG TERM DEBT AND CREDIT ARRANGEMENTS - continued

The Company pays a commission rate of .45% of the gross amount of each invoice evidencing a receivable. All receivables collections will reduce the outstanding principle balance of the revolving line of credit. In addition, the agreement was further amended to modify certain financial covenants and cure existing events of default. The amended agreement is partially secured by guarantees aggregating $5,800,000 provided by a corporate affiliate and a member of the family holding majority ownership of the Company. The amended agreement expires August 31, 1999.

NOTE E -- SUBORDINATED NOTE PAYABLE

Effective November 1, 1995, the Company entered into an agreement for the exchange of its $1,000,000 Subordinated Note plus unpaid interest of $150,000 for an Amended and Restated Subordinated Note in the amount of $600,000. As a result of this exchange, a gain of $550,000 was recognized and recorded in the 1996 fiscal year. A principal payment of $50,000 was made in February 1996 and additional annual principal payments of $50,000 can be made subject to excess cash flow provisions of senior debt. Interest accrues on the unpaid principal balance of the amended note at a rate of 81/2% and is payable on a quarterly basis. Additional interest accrues at a rate of 4% on the unpaid principal balance and is payable on June 30, 1998. The amended and restated
note is subordinate to payment in full of all senior debt. In October 1997, the maturity of the amended and restated note was extended from June 30, 1998 to June 30, 2000.

NOTE F -- CUMULATIVE REDEEMABLE PREFERRED STOCK

The Company's $9 Series B Cumulative Redeemable Preferred Stock has a redemption value of $100 per share and is subject to mandatory semi-annual redemption requirements commencing on June 30, 1995, with a final redemption on December 31, 1997. Such redemptions are not permitted under the terms of the Company's term loan agreement until payment in full of the senior debt. The shares were issued at a discount which is being amortized over the redemption period. Accrued dividends on the Series B Preferred Stock are subject to certain restricted payment covenants of senior debt. At October 31, 1997, such accrued dividends amounted to $2,071,000.

In fiscal 1995, the Company entered into agreements providing for the exchange of 25,000 shares of the $9 Series B Redeemable Preferred Stock and accrued dividends thereon for 11,650 shares of the Company's $8.50 Series H Redeemable Preferred Stock plus consideration of $85,000. The Series H Preferred Stock has a redemption value of $100 per share and is subject to mandatory annual redemption requirements commencing May 1996 with a final redemption in May 2002. In October 1997, certain scheduled redemptions for May 1996 and May 1997 were waived by the holder of the Series H Preferred Stock. At October 31, 1997, 11,185 shares of Series H Preferred Stock were outstanding.

APPAREL AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

October 31, 1997

NOTE G -- FOREIGN SUBSIDIARY - continued

In September 1996, the Company incorporated a foreign subsidiary, Trajes de Bano Morelos, S.A. de C.V. ("TBM"), for the purpose of establishing a manufacturing facility in Mexico. The Company's investment in the subsidiary to date has been immaterial. During the fiscal year ended July 31, 1997, the Company incurred certain non-recurring expenses associated with the start up of operations which amounted to approximately $100,000. TBM began sewing operations in early May 1997.

NOTE H -- RESTRUCTURING AND OTHER SPECIAL CHARGES

In connection with the financial difficulties incurred by the Company in the fiscal year ended July 31, 1997, various restructuring and other special charges aggregating $750,000 were recorded and accrued as of July 31, 1997.

These charges consisted primarily of certain financial and operational consulting fees, severance pay for terminated employees and certain bank and professional fees. At October 31, 1997, the accrued and unpaid balance for restructuring and other special charges amounted to $487,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended October 31, 1997

Net sales decreased by $370,000, or 11.7%, to $2,783,000 for the three months ended October 31, 1997 as compared to $3,153,000 for the three months ended October 31, 1996. The decline in net sales is attributable primarily to decreased sales of prior year inventory of approximately $250,000 along with an approximate $300,000 decline in sales of Robby Len branded swimwear. This decrease was partially offset by a reduction in return expense of approximately $200,000 due to lower levels of customer returns for the three months ended October 31, 1997 as compared to the prior year period.

Gross margin as a percentage of net sales decreased to 11.5% for the three months ended October 31, 1997 as compared to 14.3% for the three months ended October 31, 1996. The reduction in gross margin is primarily attributable to sales of certain promotional swimwear utilizing prior year inventory.

Operating expenses decreased by $516,000, or 22.5%, to $1,780,000 for the three months ended October 31, 1997 as compared to $2,296,000 for the three months ended October 31, 1996. This decline is principally attributable to a decrease in selling and design expense of approximately $400,000 related to the consolidation of showroom facilities, sales and design staff reductions and certain selling overhead reductions as a result of the operational restructuring of the Company (see Item 2. -- Liquidity and Capital Resources
- Recent Events for additional information). In addition, an approximate $115,000 decline in general and administrative expenses relating to certain staff and administrative overhead reductions also contributed to the decline in operating expenses.

The above activities resulted in a reduction in the operating loss by $384,000, or 20.8%, to $1,461,000 for the three months ended October 31, 1997 as compared to an operating loss of $1,845,000 for the three months ended October 31, 1996.

Interest and financing costs increased by $197,000, or 82.4%, to $436,000 for the three months ended October 31, 1997 as compared to $239,000 in the prior year period. The increase is due primarily to increased revolving debt borrowing levels under the revolving loan/factoring agreement which was amended in July 1997 (see Item 2 - Liquidity and Capital Resources for additional information). In addition, increased fees and commissions relating to the revolving loan/factoring agreement also contributed to the increase in interest and financing costs.

The aggregate effect of the above activities resulted in a loss before provision for income taxes of $1,897,000 for the three months ended October 31, 1997 as compared to a loss before provision for income taxes of $2,084,000 for the three months ended October 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The ratio of current assets to current liabilities was 0.73 to 1.00 at October 31, 1997 as compared to 0.77 to 1.00 at July 31, 1997. The working capital deficit increased by $1,817,000, or 41.3%, to $6,203,000 at October 31, 1997 as compared to the working capital deficit of $4,386,000 at July 31, 1997. This decrease in working capital is primarily attributable to the net loss for the period of $1,906,000.

The Company's working capital requirements are affected significantly by the highly seasonal nature of its business through which it markets women's swimwear and related sportswear under the Robby Len, Longitude and Roxanne labels, among others, to leading national and regional department stores and specialty stores. The Company also markets women's swimwear to a variety of national and regional department stores and catalogs under non-branded, or "private label", programs.

As a leading manufacturer of women's swimwear, the Company builds inventory during the first five months of the fiscal year (August - December) in order to meet its shipping requirements in January through June (approximately 80% of annual sales are shipped in this time period). The $3,858,000 increase in inventory and $1,615,000 decrease in due from factor for the three months ended October 31, 1997 are attributable to the seasonality of the business. The $777,000 increase in accounts payable and accrued expenses and the $3,150,000 increase in the revolving loan balance are primarily attributable to the increase in the inventory. The $4,507,000 of net cash used in operating activities for the three months ended October 31, 1997 resulted primarily from the net loss for the period (adjusted for non-cash items) along with the increases in inventory and accounts payable and accrued expenses.

The Company's investing activities consist primarily of purchases of machinery and equipment. During fiscal years 1996 and 1997, the Company made certain leasehold improvements and purchased certain production and pattern making equipment financed primarily through long-term agreements (see Note D to the condensed consolidated financial statements for further information). The Company's planned capital expenditures for the next twelve months are not material.

In connection with the Company's establishment of a foreign subsidiary (see Note G to the condensed consolidated financial statements), approximately $300,000 of sewing equipment was purchased in the second and third quarters of the fiscal year ended July 31, 1997. This equipment was financed under long-term arrangements discussed above. In addition, certain start-up costs (principally consisting of certain operating overhead costs including payroll, travel, legal and professional fees) associated the establishment of the manufacturing facility of approximately $100,000 were incurred in fiscal 1997. Management believes that the Company's gross profit margin should improve as it expands production in Mexico and achieves operating efficiencies in that facility.

The Company's primary ongoing cash needs are for working capital requirements, capital expenditures, dividends and redemption of Series H Preferred Stock and term debt amortization (both principal and interest). The three present sources for the Company's liquidity needs are internally generated funds, long-term capital expenditure borrowings and short-term borrowing available under its revolving loan agreement (see Note D to the condensed consolidated financial statements). Through this agreement, the Company finances its inventory and receivables build-up during the first five months of the fiscal year and repays these borrowings over the remainder of the fiscal year. The outstanding loan balance under the agreement at October 31, 1997 was $15,354,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - continued

Effective July 1997, this agreement was amended to provide for the factoring of substantially all accounts receivable of the Company and for anticipated seasonal overadvance requirements for the 1998 fiscal year (see Note D for additional information). The amended agreement is partially secured by guarantees aggregating $5,800,000 provided by a corporate affiliate and a member of the family holding majority ownership of the Company.

In fiscal year ended July 1997 and September 1997, the Company and its term lenders amended the Fifth Amended and Restated Credit Agreement to modify, among other things, the principal and interest repayment terms, interest rate and financial covenants. The ability of the Company to meets its foreseeable liquidity requirements in the year ahead is contingent upon its ability to regain profitability, generate cash flows sufficient to meet its obligations and sustain operations and maintain adequate financing with its working capital lender and its term lenders. The Company's accountants have included an explanatory paragraph in their 1997 report regarding uncertainties about the Company continuing as a going concern.

Recent Events

For the fiscal year ended July 31, 1997, the Company incurred a net loss of approximately $6.2 million which was principally attributable to a weak retail performance of certain swimwear product lines of the Company which resulted in significant inventory liquidation and writedowns. In addition, the Company recorded a $750,000 charge for restructuring in the fourth quarter of 1997 relating to the financial and operational restructuring of the Company which commenced in May 1997 (see Note H to the condensed consolidated financial statements for additional information). The financial restructuring included the renegotiation of the Company's term and working capital loans as well as the extension of maturity of its Amended and Restated Subordinated Note and waiver of certain redemptions of $8.50 Series H Cumulative Redeemable Preferred Stock. The operational restructuring includes a) the discontinuation of certain unprofitable product lines for fiscal year July 1998 b) the implementation of an extensive overhead reduction program and c) continued growth of low cost offshore production sourcing including the expansion of the Company's Mexican production subsidiary which commenced operations in May 1997. It is management's belief that this restructuring program will enable the Company to regain profitability and provide sufficient cash flow to meet its obligations and operational requirements. However, there can be no assurance that the Company will be successful in achieving its plans.

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




                                  Apparel America, Inc.
                                  ---------------------



Date      December 12, 1997       /s/ Frederick M. D'Amato
          -----------------       ------------------------
                                  Frederick M. D'Amato, Vice President -
                                  Finance,
                                  both on behalf of the Registrant and as
                                  its Principal Financial Officer