Form 10-Q
period 1998-01-31
APPAREL AMERICA INC
filed 1998-03-17
CIK 4319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

              For the quarterly period ended  January 31, 1998

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                        Commission File Number:  04954
                        ------------------------------

                             APPAREL AMERICA, INC.
                             ---------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                      13-2648900
        -------------                                 --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       1175 State Street
      New Haven, Connecticut                               06511
----------------------------------------    ------------------------------------
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

Common Stock, $.05 par value - 19,762,652 shares as of March 10, 1998.

                                     INDEX

                                   FORM 10-Q


                      APPAREL AMERICA, INC. AND SUBSIDIARY


Part I.  Financial Information                                     Page No.

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
            January 31, 1998 and July 31, 1997                      3 - 4

          Condensed Consolidated Statements of Operations -
            Six Months Ended January 31, 1998 and 1997                5

          Condensed Consolidated Statements of Operations -
            Three Months Ended January 31, 1998 and 1997              6

          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended January 31, 1998 and 1997                7

          Condensed Consolidated Statement of Stockholders'
            Deficit - Six Months Ended January 31, 1998               8

          Notes to Condensed Consolidated Financial Statements -
            January 31, 1998                                        9 - 13

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    14 - 17


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                           18

Signatures                                                           19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

                                                                        JANUARY 31,  JULY 31,
                                                                           1998        1997
ASSETS                                                                  (UNAUDITED)   (NOTE)
----------------------------------------------------------------------  -----------  ---------
CURRENT ASSETS:
 Cash and cash equivalents............................................   $     250   $     238
 Accounts receivable--net.............................................         299         355
 Due from factor--net.................................................       8,566       5,198
 Inventories--Note B..................................................      12,930       8,365
 Due from affiliates..................................................           0          64
 Prepaid expenses and other current assets............................         283         655
                                                                        -----------  ---------
     TOTAL CURRENT ASSETS.............................................      22,328      14,875

PROPERTY AND EQUIPMENT--at cost
 Machinery and equipment..............................................       5,516       5,468
 Leasehold improvements...............................................       2,786       2,773
                                                                        -----------  ---------
                                                                             8,302       8,241
 Less accumulated depreciation and amortization.......................      (6,584)     (6,214)
                                                                        -----------  ---------
                                                                             1,718       2,027
INTANGIBLES AND OTHER ASSETS:
 Trademark, less accumulated amortization of $283
  and $227--Note C....................................................       1,417       1,473
 Cost in excess of net assets acquired, less accumulated
  amortization of $1,437 and $1,357...................................       4,248       4,328
 Other assets.........................................................          17          19
                                                                        -----------  ---------
                                                                             5,682       5,820
                                                                        -----------  ---------
                                                                         $  29,728   $  22,722
                                                                        -----------  ---------
                                                                        -----------  ---------

NOTE: The balance sheet at July 31, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

                                                       JANUARY 31,          JULY 31,
                                                           1998              1997
LIABILITIES AND STOCKHOLDERS' DEFICIT                  (UNAUDITED)          (NOTE)
-------------------------------------                  -----------         ----------
CURRENT LIABILITIES:
 Current portion of long-term debt--Note D............        $205           $  355
 Current portion of deferred interest-- Note D........         280              330
 Current portion of accrued purchase price -
  trademarks--Note C..................................         330              464
 Accounts payable.....................................       4,669            3,847
 Loan payable--revolver (factor)--Note D..............      20,037           12,204
 Other current liabilities and accrued expenses.......       1,941            1,860
 Accrued compensation.................................         184              201
                                                         ---------         ----------
TOTAL CURRENT LIABILITIES.............................      27,646           19,261

LONG-TERM DEBT, LESS CURRENT PORTION--NOTE D..........       6,445            6,460

ACCRUED PURCHASE PRICE-- TRADEMARKS--NOTE C...........         545              586

DEFERRED INTEREST--LONG TERM PORTION--NOTE D..........         270              400

DIVIDENDS PAYABLE--NOTE F.............................       2,126            1,969

SUBORDINATED NOTE PAYABLE-- NOTE E....................         600              550
                                                         ---------         ----------
TOTAL LIABILITIES.....................................      37,632           29,226
                                                         ---------         ----------
$9 CUMULATIVE REDEEMABLE PREFERRED STOCK--NOTE F......       3,500            3,492

$8.50 CUMULATIVE REDEEMABLE PREFERRED STOCK--NOTE F...       1,118            1,118

STOCKHOLDERS' DEFICIT
 Common stock, par value $.05 per share;
   authorized 30,000,000 shares; issued
   19,783,316 and 19,783,312..........................         989              989
 Additional paid--in capital..........................      64,071           64,071
 Deficit..............................................     (49,621)         (48,213)
 Less:
 Treasury stock--at cost--20,665 shares...............        (129)            (129)
 Acquisition cost in excess of historical basis
   of net assets acquired from an affiliate...........     (27,832)         (27,832)
                                                         ---------         ----------
    TOTAL STOCKHOLDERS' DEFICIT.......................     (12,522)         (11,114)
                                                         ---------         ----------
                                                           $29,728         $ 22,722
                                                         ---------         ----------
                                                         ---------         ----------


NOTE: The balance sheet at July 31, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

                                                                                             SIX MONTHS ENDED
                                                                                               JANUARY 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
Net sales.............................................................................  $     12,872  $     16,677

Cost of goods sold....................................................................         9,338        12,048
                                                                                        ------------  ------------
  Gross profit........................................................................         3,534         4,629

Operating expenses
  Selling, design and promotion.......................................................         1,409         2,155
  Shipping and warehousing............................................................           849           993
  General and administrative..........................................................         1,426         1,821
                                                                                        ------------  ------------
     Total Operating expenses.........................................................         3,684         4,969
                                                                                        ------------  ------------
Operating loss........................................................................          (150)         (340)

Other non-operating charges:..........................................................         1,026           721
                                                                                        ------------  ------------
  Interest and financing costs--net...................................................         1,026           721
                                                                                        ------------  ------------
Loss before provision for income taxes................................................        (1,176)       (1,061)

Provision for income taxes............................................................            18            18
                                                                                        ------------  ------------
Net loss..............................................................................        (1,194)       (1,079)

Preferred stock dividends and accretion on redeemable preferred stock.................           214           231
                                                                                        ------------  ------------
Net loss applicable to common stockholders............................................  ($     1,408) ($     1,310)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net loss per common share.............................................................  ($      0.07) ($      0.07)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Average number of common shares outstanding...........................................    19,762,649    19,762,644
                                                                                        ------------  ------------
                                                                                        ------------  ------------

See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

                                                                              THREE MONTHS ENDED
                                                                                 JANUARY 31,
                                                                          --------------------------
                                                                              1998          1997
                                                                          ------------  ------------
Net sales...............................................................  $     10,089  $     13,524

Cost of goods sold......................................................         6,787         9,346
                                                                          ------------  ------------
  Gross profit..........................................................         3,302         4,178

Operating expenses
  Selling, design and promotion.........................................           852         1,202
  Shipping and warehousing..............................................           456           593
  General and administrative............................................           683           879
                                                                          ------------  ------------
    Total Operating expenses............................................         1,991         2,674
                                                                          ------------  ------------
Operating income........................................................         1,311         1,504

Other non-operating charges:............................................           590           481
                                                                          ------------  ------------
  Interest and financing costs--net                                                590           481
                                                                          ------------  ------------

Income before provision for income taxes................................           721         1,023

Provision for income taxes..............................................             9             9
                                                                          ------------  ------------
Net income..............................................................           712         1,014

Preferred stock dividends and accretion on redeemable
   preferred stock......................................................           106           114
                                                                          ------------  ------------
Net income applicable to common stockholders............................  $        606  $        900
                                                                          ------------  ------------
                                                                          ------------  ------------
Income per common share.................................................  $       0.03  $       0.05
                                                                          ------------  ------------
                                                                          ------------  ------------
Average number of common shares outstanding.............................    19,762,650    19,762,645
                                                                          ------------  ------------
                                                                          ------------  ------------

See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

                                                                                                SIX MONTHS ENDED
                                                                                                   JANUARY 31,
                                                                                              ---------------------
                                                                                                1997        1998
                                                                                              ---------  ----------
OPERATING ACTIVITIES:
Net cash used in operating activities.......................................................  ($  4,102) ($  16,144)
                                                                                              ---------  ----------
INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment................................................        (61)       (674)
                                                                                              ---------  ----------
Net cash used in investing activities.......................................................        (61)       (674)
                                                                                              ---------  ----------
FINANCING ACTIVITIES:
  Proceeds from revolving debt..............................................................      7,833      16,575
  Decrease (increase) in due from factor....................................................     (3,368)          0
  Payments on long-term debt................................................................       (280)       (142)
  Increase in long-term debt................................................................         50         450
  Litigation settlement payments............................................................        (60)        (50)
  Payment of redeemable preferred stock dividends...........................................          0         (48)
                                                                                              ---------  ----------
Net cash provided by financing activities...................................................      4,175      16,785
                                                                                              ---------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................         12         (33)

Cash and cash equivalents, at beginning of period...........................................        238          41
                                                                                              ---------  ----------
Cash and cash equivalents, at end of period.................................................  $     250  $        8
                                                                                              ---------  ----------
                                                                                              ---------  ----------

See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

(in thousands)

                                                         COMMON STOCK       ADDITIONAL                              TOTAL
                                                    ----------------------    PAID-IN                            STOCKHOLDERS'
                                                     ISSUED    IN TREASURY    CAPITAL     DEFICIT    OTHER (1)     DEFICIT
                                                    ---------  -----------  -----------  ----------  ----------  ------------
BALANCE, at August 1, 1997........................  $     989   ($    129)   $  64,071   ($  48,213) ($  27,832)  ($  11,114)

Net loss for the six months
 ended January 31, 1998...........................                                           (1,194)                  (1,194)

Dividends and accretion on
 Redeemable Preferred Stock.......................                                             (214)                    (214)
                                                    ---------  -----------  -----------  ----------  ----------  ------------
Balance, at January 31, 1998......................  $     989   ($    129)   $  64,071   ($  49,621) ($  27,832)  ($  12,522)
                                                    ---------  -----------  -----------  ----------  ----------  ------------
                                                    ---------  -----------  -----------  ----------  ----------  ------------

------------------------

(1) Represents acquisition costs in excess of historical basis of net assets acquired from affiliates. See notes to condensed consolidated financial statements.

APPAREL AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 1998


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

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows over the last three years and recently completed a restructuring of its term loan and working capital loan (see Note D for additional information). The Company's continued existence is dependent upon its ability to operate profitably, maintain adequate financing, and generate sufficient cash flows to meet its obligations and sustain operations.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

The operations of the Company's sole division, Robby Len Fashions, are significantly affected by seasonal influences. The results for the six month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year.

Net income (loss) per common share has been computed, after deducting applicable preferred stock dividend requirements, based upon the weighted average number of common shares outstanding during each of the respective periods. The Company adopted Statement of Financial Accounting Standards No. 128 in the current period and applied the provisions thereof retroactively to all prior periods. Only basic income (loss) per share information is presented since the impact of stock options and warrants were anti-dilutive in all periods presented.


NOTE B--INVENTORIES

The components of inventory consist of the following:
                                    January 31,        July 31,
                                      1998               1997
                                    -----------        --------
                                         (000's omitted)

               Raw materials        $  2,872           $  3,036
               Work in process         3,041              1,219
               Finished goods          7,017              4,110
                                    -----------        --------
                                     $12,930           $  8,365
                                    -----------        --------
                                    -----------        --------

APPAREL AMERICA, INC. AND SUBSIDIARY

January 31, 1998


NOTE C--ACQUISITION

In August 1995, the Company acquired from Milady Brassiere and Corset Co., Inc. ("Milady") the trademarks Roxanne and Harbour Casual and the tradename Coco Reef. The purchase price for the trademarks and tradename is to be determined based on percentage of net sales of goods bearing the Roxanne and Harbour Casual tradenames over the next seven years, with a minimum guaranteed purchase price of $1,700,000. The Company paid Milady a $500,000 advance against such purchase price at the closing and an additional $325,000 has been paid through January
31, 1998.   The Company is amortizing the trademark on a straight-line basis over a period of fifteen years.


NOTE D -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                     January 31,       July 31,
                                        1998             1997
                                     -----------     -----------
                                           (000's omitted)

Term loan payable (a)                $    6,060       $   6,060
Litigation settlement (b)                     0              60
Other (including $590 due to
   related parties) (c)                     590             695
                                     -----------     -----------
                                     $    6,650       $   6,815

Less: current portion                      (205)           (355)
                                     -----------     -----------
                                     $    6,445       $   6,460
                                     -----------     -----------
                                     -----------     -----------
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

Accounting for the amended agreement was based on Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the carrying amount of the debt was reduced to the equivalent of the total future cash payments (approximately $8,745,000 of principal and $2,457,000 of estimated future interest), resulting in the recognition of an extraordinary gain of $4,165,000 in the fourth quarter of fiscal year 1994. The estimated future interest is to be amortized against interest expense over the term of the credit agreement. For the six months ended January 31, 1998 and 1997, amortization of deferred interest amounted to $180,000 and $238,000, respectively.

APPAREL AMERICA, INC. AND SUBSIDIARY

January 31, 1998


NOTE D -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS (continued)

The amended agreement contains various covenants and limitations on (a) the creation of new debt, (b) the amortization of the subordinated debt (see Note E) and the redemption of the cumulative redeemable preferred stock (see Note F),
(c) the level of capital expenditures, and (d) dividends and other restricted payments, as defined. The amended agreement also contains certain mandatory repayment provisions.

During fiscal year ended July 1996, the Fifth Amended and Restated Credit Agreement was amended to authorize, among other things, the establishment of a foreign subsidiary, the deferral of a portion of the scheduled June 1996 principal payments, the payment of dividends and redemption of a portion of Series H Preferred Stock, and the revision of certain financial covenants.

During fiscal years July 1997 and July 1998, the Company negotiated additional amendments to the credit agreement dated October 15, 1996, June 1, 1997, and September 1, 1997. The amendments provided for, among other things, the deferral of certain scheduled 1997 and 1998 principal and interest payments, the reduction of the loan interest rate and the modification of certain financial covenants.

(b) Litigation Settlement

In December 1994, the Company entered into an agreement to pay $460,000 to a former executive in settlement of certain litigation. According to the terms of the agreement, payments aggregating $400,000 were made through the fiscal year July 1997. The remaining balance of $60,000 was paid in December 1997.

(c) Other

Other long-term debt is composed of certain leasehold improvement and equipment loans under which the Company is to make equal principal payments of approximately $14,000 per month and will pay interest monthly at a rate equal to the prime plus 2% on the unpaid principal balance.

(d) Revolving Line of Credit/Factor Agreement

Prior to September 1, 1995 the Company was party to a $15,000,000 factoring agreement whereby the Company assigned substantially all accounts receivable to the factor for advances up to 80% of unmatured accounts receivable and 35% of eligible inventories. The assignment was on a recourse basis, whereby the Company assumed all credit risk associated with the factored receivables. Effective September 1, 1995, the Company entered into a $15,000,000 revolving credit facility under which the Company can borrow up to 85% of eligible receivables and 50% of eligible inventories along with specified seasonal overadvances. In January 1996, the maximum loan amount was increased to $23,000,000. This agreement was amended effective July 1997 to provide for the factoring of substantially all accounts receivable on a recourse basis and modified the permitted seasonal overadvance borrowing levels.

APPAREL AMERICA, INC. AND SUBSIDIARY

January 31, 1998

NOTE D -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS (continued)

Under the terms of the amended agreement, the Company pays a commission rate of
 .45% of the gross amount of each invoice evidencing a receivable. All receivables collections will reduce the outstanding principle balance of the revolving line of credit. In addition, the agreement was further amended to modify certain financial covenants and cure existing events of default. The amended agreement is partially secured by guarantees aggregating $5,800,000 provided by a corporate affiliate and a member of the family holding majority ownership of the Company. The amended agreement expires August 31, 1999.

NOTE E--SUBORDINATED NOTE PAYABLE

Effective November 1, 1995, the Company entered into an agreement for the exchange of its $1,000,000 Subordinated Note plus unpaid interest of $150,000 for an Amended and Restated Subordinated Note in the amount of $600,000. As a result of this exchange, a gain of $550,000 was recognized and recorded in the 1996 fiscal year. A principal payment of $50,000 was made in February 1996 and additional annual principal payments of $50,000 can be made subject to excess cash flow provisions of senior debt. Interest accrues on the unpaid principal balance of the amended note at a rate of 8 1/2% and is payable on a quarterly basis. Additional interest accrues at a rate of 4% on the unpaid principal balance and is payable at the maturity of the note. The amended and restated
note is subordinate to payment in full of all senior debt. In October 1997, the maturity of the amended and restated note was extended from June 30, 1998 to June 30, 2000.


NOTE F -- CUMULATIVE REDEEMABLE PREFERRED STOCK

The Company's $9 Series B Cumulative Redeemable Preferred Stock has a redemption value of $100 per share and is subject to mandatory semi-annual redemption requirements commencing on June 30, 1995, with a final redemption on December 31, 1997. Such redemptions are not permitted under the terms of the Company's term loan agreement until payment in full of the senior debt. The shares were issued at a discount which was amortized over the scheduled redemption period which concluded December 1997. Accrued dividends on the Series B Preferred Stock are subject to certain restricted payment covenants of senior debt. At January 31, 1998, such accrued dividends amounted to $2,126,000.

In fiscal 1995, the Company entered into agreements providing for the exchange of 25,000 shares of the $9 Series B Redeemable Preferred Stock and accrued dividends thereon for 11,650 shares of the Company's $8.50 Series H Redeemable Preferred Stock plus consideration of $85,000. The Series H Preferred Stock has a redemption value of $100 per share and is subject to mandatory annual redemption requirements commencing May 1996 with a final redemption in May 2002. In October 1997, certain scheduled redemptions for May 1996 and May 1997 were waived by the holder of the Series H Preferred Stock. At January 1998, 11,185 shares of Series H Preferred Stock were outstanding.

APPAREL AMERICA, INC. AND SUBSIDIARY

January 31, 1998


NOTE G - FOREIGN SUBSIDIARY

In September 1996, the Company incorporated a foreign subsidiary, Trajes de Bano Morelos, S.A. de C.V. ("TBM"), for the purpose of establishing a manufacturing facility in Mexico. The Company's investment in the subsidiary to date has been immaterial. During the fiscal year ended July 1997, the Company incurred certain non-recurring expenses associated with the start of operations which amounted to approximately $100,000. TBM began sewing operations in May 1997. TBM is anticipated to fulfill approximately 15% of the Company's production requirements for the July 1998 fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended January 31, 1998


Net sales decreased by $3,805,000, or 22.8%, to $12,872,000 for the six months ended January 31, 1998 as compared to $16,677,000 for the six months ended January 31, 1997. The decline in net sales is principally related to an approximate $2,700,000 reduction in sales of Robby Len branded swimwear along with a $1,500,000 sales reduction due to the discontinuation of two marginally profitable product lines, "Lenee" and "Coco Reef," for fiscal year 1998. This decline was partially offset by a reduction in customer return expense of approximately $400,000 for the six months ended January 31, 1998 as compared to the prior year period.

Gross margin as a percentage of net sales was 27.5% for the six months ended January 31, 1998 as compared to 27.8% for the six months ended January 31, 1997. Gross margin remained relatively flat despite the decline in sales primarily as the result of reductions of certain manufacturing overhead expenses and increased offshore production of swimwear resulting in lower manufacturing costs.

Operating expenses declined by $1,285,000, or 25.9%, to $3,684,000 for the six months ended January 31, 1998 as compared to $4,969,000 for the six months ended January 31, 1997. This decline is primarily attributable to (a) an approximate $750,000 reduction in selling and design expense related to showroom facility consolidation, staff reductions and certain selling overhead expenses resulting from the operational restructuring of the Company (see Item 2. - Liquidity and Capital Resources - Recent Events for additional information), (b) a $150,000 reduction of certain variable shipping expenses due to lower sales volume, and
(c) an approximate $400,000 decrease in general and administrative expenses relating to certain staff and administrative overhead reductions.

The above activities resulted in an operating loss of $150,000 for the six months ended January 31, 1998 as compared to an operating loss of $340,000 for the six months ended January 31, 1997.

Interest and financing costs increased by $305,000, or 42.3%, to $1,026,000 for the six months ended January 31, 1998 as compared to $721,000 for the prior year period. The increase is due primarily to increased borrowing levels under the Company's revolving loan/factoring agreement which was amended in July 1997 (see
Item 2. - Liquidity and Capital Resources for additional information). In addition, increased fees and commissions under the revolving loan/factor agreement also contributed to this increase.

The aggregate effect of the above activities resulted in a net loss before provision for income taxes of $1,176,000 for the six months ended January 31, 1998 as compared to a loss before provision for income taxes of $1,061,000 for the six months ended January 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Three Months Ended January 31, 1998

Net sales declined by $3,435,000, or 25.4%, to $10,089,000 for the three months ended January 31, 1998 as compared to $13,524,000 for the three months ended January 31, 1997. This decrease is principally related to an approximate $2,400,000 reduction in sales of Robby Len branded swimwear. Also contributing to the decrease was the discontinuation of the marginally profitable "Lenee" and "Coco Reef" product lines for the 1998 fiscal year.

Gross margin as a percentage of net sales increased by 1.8 percentage points to 32.7% for the three months ended January 31, 1998 as compared to 30.9% for the three months ended January 31, 1997. Principal factors contributing to this increase were a change in product mix coupled with reduced manufacturing labor costs related to increased offshore production. The change in product mix was primarily related to the discontinuation of the "Lenee" budget swimwear line, which produced low gross profit margins in the prior fiscal year period.

Operating expenses decreased by $683,000, or 25.5%, to $1,991,000 for the three months ended January 31, 1998 as compared to $2,674,000 for the three months ended January 31, 1997. This decrease is primarily attributable to a $350,000 decline in selling and design expense as a result of showroom consolidation and sales and design staff reductions relating to the operational restructuring of the Company. In addition, reductions in certain variable shipping expenses of approximately $137,000 along with general and administrative staff reductions and overhead expenses of approximately $196,000 also contributed to the reduction in operating expenses.

The above activities resulted in a $193,000 decline in operating income to $1,311,000 for the three months ended January 31, 1998 as compared to operating income of $1,504,000 for the three months ended January 31, 1997.

Interest and financing costs increased by $109,000, or 22.7%, to $590,000 for the three months ended January 31, 1998 as compared to $481,000 for the prior year period. This increase is the result of a $62,000 increase in factor fees and commissions along with a $47,000 increase in interest expense related to increased borrowing levels under the Company's revolving loan/factoring agreement.

The aggregate effect of the above activities resulted in income before provision for income taxes of $721,000 for the three months ended January 31, 1998 as compared to income before provision for income taxes of $1,023,000 for the three months ended January 31, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

The ratio of current assets to current liabilities was 0.81 to 1.00 at January 31, 1998 as compared to 0.77 to 1.00 at July 31, 1997. The working capital deficit increased by $932,000, or 21.2%, to $5,318,000 at January 31, 1998 as compared to the working capital deficit of $4,386,000 at July 31, 1997. This increase in working capital deficit is primarily attributable to the net loss for the period of $1,194,000.

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

As a leading manufacturer of women's swimwear, the Company builds inventory during the first five months of the fiscal year (August - December) in order to meet its shipping requirements in January through June (approximately 80% of annual sales are shipped in this time period). The $4,565,000 increase in inventory and $3,368,000 increase in due from factor for the six months ended January 31, 1998 are attributable to the seasonality of the business. The $886,000 increase in accounts payable and accrued expenses and the $7,833,000 increase in the revolving loan balance are primarily attributable to the increases in the inventory and due from factor. The $4,102,000 of net cash used in operating activities for the six months ended January 31, 1998 resulted primarily from the net loss for the period (adjusted for non-cash items) along with the increases in inventory and accounts payable and accrued expenses.

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

In connection with the Company's establishment of a foreign subsidiary (see Note G to the condensed consolidated financial statements), approximately $300,000 of sewing equipment was purchased in the second and third quarters of the fiscal year ended July 31, 1997. This equipment was financed under long-term arrangements discussed above. In addition, certain start-up costs (principally consisting of certain operating overhead costs including payroll, travel, legal and professional fees) associated the establishment of the manufacturing facility of approximately $100,000 were incurred in fiscal 1997. Management believes that the Company's gross profit margin should improve as it expands production in Mexico and achieves operating efficiencies in that facility. The facility commenced operations in May 1997 and it is anticipated that it will manufacture approximately 15% of the Company's production needs for fiscal year 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources (continued)

The Company's primary ongoing cash needs are for working capital requirements, capital expenditures, dividends and redemption of Series H Preferred Stock and term debt amortization (both principal and interest). The three present sources for the Company's liquidity needs are internally generated funds, long-term capital expenditure borrowings and short-term borrowing available under its revolving loan agreement (see Note D to the condensed consolidated financial statements). Through this agreement, the Company finances its inventory and receivables build-up during the first five months of the fiscal year and repays these borrowings over the remainder of the fiscal year. The outstanding loan balance under the agreement at January 31, 1998 was $20,037,000.

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

Recent Events

For the fiscal year ended July 31, 1997, the Company incurred a net loss of approximately $6.2 million which was principally attributable to a weak retail performance of certain swimwear product lines of the Company which resulted in significant inventory liquidation and writedowns. In addition, the Company recorded a $750,000 charge for restructuring in the fourth quarter of 1997 relating to the financial and operational restructuring of the Company which commenced in May 1997 (see Note H to the condensed consolidated financial statements for additional information). The financial restructuring included the renegotiation of the Company's term and working capital loans as well as the extension of maturity of its Amended and Restated Subordinated Note and waiver of certain redemptions of $8.50 Series H Cumulative Redeemable Preferred Stock. The operational restructuring includes a) the discontinuation of certain marginally profitable product lines for fiscal year July 1998 b) the implementation of an extensive overhead reduction program and c) continued growth of low cost offshore production sourcing including the expansion of the Company's Mexican production subsidiary which commenced operations in May 1997. It is management's belief that this restructuring program will enable the Company to regain profitability and provide sufficient cash flow to meet its obligations and operational requirements. However, there can be no assurance that the Company will be successful in achieving its plans.

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




Date      March 13, 1998               /s/ Frederick M. D'Amato
     ---------------------------       ------------------------------------
                                       Frederick M. D'Amato, Vice
                                       President - Finance,    both on
                                       behalf of the Registrant and as its
                                       Principal Financial Officer